Form 10-Q
period 1995-03-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1995-05-11
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                     Commission File Number  :  0-10979



            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



           Delaware                                         13-3038189
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


265 Franklin Street, Boston, Massachusetts                 02110
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No        .


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                     MARCH 31, 1995 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                     ASSETS

                                                     March 31     September 30
Operating investment
   property, at cost:
   Land                                              $   950,000  $  950,000
   Building and improvements                           4,087,560   4,087,560
   Less:  accumulated depreciation                   (1,236,048)  (1,184,954)
                                                       3,801,512   3,852,606

Investments in joint ventures, at equity               3,312,660   3,265,156
Cash and cash equivalents                                226,889     216,546
Deferred expenses, net                                    84,383      94,931
                                                     $ 7,425,444 $ 7,429,239

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                        $     4,220    $  4,220
Accrued expenses                                          60,719      42,471
Mortgage note payable                                  1,609,100   1,666,815
Partners' capital                                      5,751,405   5,715,733
                                                     $ 7,425,444  $7,429,239



              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                         General   Limited
                                                         Partner    Partners

Balance at September 30, 1993                            $(57,821) $5,950,743
Cash distributions                                         (2,110)   (209,036)
Net loss                                                     (269)    (26,612)
BALANCE AT MARCH 31, 1994                                $(60,200) $5,715,095

Balance at September 30, 1994                            $(59,593) $5,775,326
Cash distributions                                         (2,111)   (209,035)
Net income                                                  2,468     244,350
BALANCE AT MARCH 31, 1995                                $(59,236) $5,810,641


                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                 Three Months Ended       Six Months Ended
                                      March 31,                March 31,
                                 1995       1994          1995         1994

REVENUES:
   Rental revenues             $119,464    $119,464     $238,928    $238,928
   Interest income                3,156         663        6,182       1,972
                                122,620     120,127      245,110     240,900

EXPENSES:
   Interest expense              36,644      10,327       73,934      71,990
   Management fees                4,220       4,220        8,440       8,440
   Depreciation and
     amortization expense        30,821      25,547       61,642      51,094
   General and administrative   137,828     161,054      209,835     231,464
                                209,513     201,148      353,851     362,988
Operating loss                  (86,893)    (81,021)    (108,741)   (122,088)

Partnership's share of
   ventures' income             195,493      64,771      355,559      95,207

NET INCOME (LOSS)              $108,600    $(16,250)     $246,818    $(26,881)

Net income (loss) per Limited
   Partnership Unit              $ 4.99      $(0.75)      $ 11.34     $ (1.23)
   Cash distributions per
   Limited  Partnership Unit     $ 4.85      $ 4.85       $  9.70     $  9.70


The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.



                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                           1995       1994
Cash flows from operating activities:
   Net income (loss)                                   $ 246,818   $ (26,881)
   Adjustments to reconcile net income (loss) to
    net cash used for operating activities:
      Depreciation and amortization                       61,642      51,094
      Partnership's share of ventures' income           (355,559)    (95,207)
      Changes in assets and liabilities:
       Accounts payable - affiliates                           -     (24,276)
       Accounts payable and accrued expenses              18,248       2,751
       Default interest payable                                -     (77,410)
            Total adjustments                           (275,669)   (143,048)
            Net cash used for operating activities       (28,851)   (169,929)

Cash flows from investing activities:
   Distributions from joint ventures                     308,055     379,831

Cash flows from financing activities:
   Distributions to partners                            (211,146)   (211,146)
   Proceeds from issuance of mortgage note payable             -   1,722,000
   Payment of loan fees and expenses                           -    (125,533)
   Principal payments on mortgage note payable           (57,715) (1,685,996)
            Net cash used for financing activities      (268,861)   (300,675)

Net increase (decrease) in cash and
  cash equivalents                                        10,343     (90,773)

Cash and cash equivalents, beginning of period           216,546     159,133

Cash and cash equivalents, end of period                 $226,889    $68,360

Cash paid during the period for interest                  $73,934   $149,400


                            See accompanying notes.

1.  General

    The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1994.

    In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Real Estate Investments

    The Partnership directly owns one operating investment property (Northeast Plaza) and has investments in three joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

    Summarized operating results of the three joint ventures for the three and six moths ended March 31, 1995 and 1994 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1995 and 1994

                                  Three Months Ended      Six Months Ended
                                      March 31,               March 31,
                                 1995        1994         1995        1994

   Rental revenues and
     expense recoveries       $1,585,000  $1,462,000  $3,109,000  $2,912,000
   Interest and other income      37,000      53,000      75,000      60,000
                               1,622,000   1,515,000   3,184,000   2,972,000

   Property operating expenses   637,000     708,000   1,258,000   1,402,000
   Interest expense              426,000     425,000     849,000     859,000
   Depreciation and
     amortization                215,000     222,000     425,000     444,000
                               1,278,000   1,355,000   2,532,000   2,705,000
   NET INCOME                  $ 344,000   $ 160,000   $ 652,000   $ 267,000

   Net income:
     Partnership's share of
        combined income        $ 220,000   $  90,000   $ 406,000   $ 145,000
     Co-venturers' share of
        combined income          124,000      70,000     246,000     122,000
                               $ 344,000   $ 160,000   $ 652,000   $ 267,000


   Reconciliation of Partnership's Share of Operations

                                  Three Months Ended        Six Months Ended
                                      March 31,                March 31,
                                 1995        1994         1995        1994

   Partnership's share of
     income, as shown above      $220,000    $90,000     $406,000   $145,000
   Amortization of excess basis   (25,000)   (25,000)    (50,000)    (50,000)
   Partnership's share of
     ventures' income            $195,000    $65,000     $356,000    $95,000

3. Note and Interest Receivable, Net

   Note and interest receivable at March 31, 1995 and September 30, 1994 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of March 31, 1995 would be approximately $4,922,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of March 31, 1995. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

4. Related Party Transactions

   Management fees earned by the Adviser totalled $8,440 for each of the six-month periods ended March 31, 1995 and 1994. Accounts payable - affiliates at March 31, 1995 and September 30, 1994 consists of $4,220 of management fees payable to the Adviser at both dates.

   Included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $35,320 and $42,261, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.


5. Mortgage Note Payable and Contingencies

   The mortgage note payable at March 31, 1995 and September 30, 1994 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. Closing costs of approximately $106,000 were paid out of the proceeds of the refinancing. The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled approximately $661,000, against the outstanding balance of the wraparound mortgage.

   Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation (Mobil) has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination.

   As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. The discovery phase of the lawsuit has been extended and is now expected to be completed sometime before the end of fiscal 1995. Once the discovery phase is completed, a trial date will be set. The outcome of these legal proceedings cannot presently be determined.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

As discussed further in the Annual Report, on March 29, 1994 the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. Closing costs of approximately $106,000 were paid out of the proceeds of the refinancing. The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld master lease rental payments, which totalled approximately $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994. Annual cash flow to the Partnership under the master lease will equal approximately $215,000 after debt service. Initially, cash flow from Northeast Plaza will be utilized to replenish the Partnership's cash reserves.

Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts.
Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, Mobil has refused to compensate the Partnership for its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper. The discovery phase of the lawsuit has been extended and is now expected to be completed sometime before the end of fiscal 1995. Once the discovery phase is completed, a trial date will be set. The outcome of these legal proceedings cannot presently be determined.

The operations of the Partnership's three joint venture investment properties are stable and producing excess cash flow as of March 31, 1995. At the Pine Trail Shopping Center, the national restaurant chain which renovated a building on an out-parcel at the property and opened for business during the first quarter of fiscal 1995 is generating increased shopper traffic and new business for the Center's other tenants. Road construction near the center has been completed, and the traffic flow to Pine Trail has improved as a result. Occupancy at Pine Trail increased to 96% as of March 31, 1995. The Pine Trail Shopping Center has five out-parcels on the site, covering six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During the second quarter of fiscal 1995, the joint venture entered into a purchase and sale agreement to acquire one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase price is significantly lower than the assessed value of the out-parcel and comparable land sales in the area. This purchase would be 100% financed with a non-recourse first mortgage loan secured by the free-standing restaurant located on the out-parcel. The loan would bear interest at the prime rate plus one-percent and would require monthly principal and interest payments over a 5-year term. It is anticipated that this purchase will be completed during the third quarter of fiscal 1995. Management may seek to acquire the other out-parcels if favorable terms for such acquisitions can be negotiated. Comprehensive ownership of all of the land underlying the shopping center, if accomplished, should enhance the marketability of the property under a sale scenario.

Occupancy at Camelot Apartments increased to 97% as of March 31, 1995. The capital improvement program implemented at the property in 1994, which included the continuation of a roof replacement process, has enabled the property to increase occupancy levels and rental rates. Given the current strength of the national real estate market with respect to multi-family apartment properties, management plans to actively market this property for sale during fiscal 1995. The decision as to whether to accept any offers which may result from these planned marketing efforts will be based on an evaluation of the attractiveness of the offers themselves and an assessment of the national and local market factors affecting the appreciation potential of the property in the relatively near term. Accordingly, there can be no assurances that a sale transaction will be consummated in 1995. A portion of the property's cash flow will continue to be reinvested in capital improvements for the property durng fiscal 1995 in order to enhance the marketing efforts and maximize the potential offer prices. A substantial portion of the venture's mortgage debt is scheduled to mature in January 1996. Based on the strong operating results that the Camelot property has consistently generated, management would not expect to have any difficulty in refinancing the venture's debt obligation prior to this scheduled maturity date.

As previously reported, the mortgage debt secured by Central Plaza was scheduled to mature on December 1, 1994. During the first quarter, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bears interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 are due until maturity in January 2002. Occupancy at the Central Plaza Shopping Center decreased to 92% as of March 31, 1995 as a tenant which had previously occupied 5,843 square feet of shop space vacated at the end of the quarter.

At March 31, 1995, the Partnership had available cash and cash equivalents of approximately $227,000. Such cash and cash equivalents will be used for working
capital requirements and distributions to the partners.   The source of future
liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

RESULTS OF OPERATIONS

Three Months Ended March 31,1995

Net operating results for the three months ended March 31,1995 improved by approximately $125,000 over the same period in the prior year. An increase in the Partnership's share of ventures' income and a decrease in general and administrative expenses are the primary reasons for this improvement in net operating results for the second quarter of fiscal 1995. The Partnership's share of ventures' income increased by approximately $131,000 for the second quarter mainly due to an increase in rental revenues and a decrease in operating expenses at both the Camelot Apartments and the Pine Trail Shopping Center. Rental revenues were up by almost 12% at Camelot, primarily due to an increase in the average occupancy of the apartment complex and an increase in rental rates. Average occupancy for the second quarter increased from 95% for fiscal 1994 to 97% for fiscal 1995. Expenses declined at Camelot in the current period as a result of the property upgrading program which was in process in the prior year. Rental revenues at Pine Trail increased mainly due to an increase in the average occupancy of the center. Occupancy at the center increased from 92% as of March 31, 1994 to 96% at March 31, 1995. Property operating expenses at Pine Trail decreased as a result of a capital improvement program which was completed during fiscal 1994 and resulted in higher than normal repairs and maintenance expenses in the prior period. General and administrative expenses decreased by approxmately $23,000 for the second quarter of fiscal 1995 mainly due to certain additional costs incurred in the prior year related to an independent valuation of the Partnership's investment properties.

Six Months Ended March 31, 1995

The Partnership reported net income of approximately $247,000 for the six months ended March 31, 1995 compared to a net loss of approximately $27,000 for the same period in the prior year. The improvement in the Partnership's net operating results can be attributed to an increase in the Partnership's share of ventures' income of approximately $260,000 and a decrease in operating loss. Increased revenues and lower repairs and maintenance expenses at the Camelot Apartments and the Pine Trail Shopping Center were the primary contributors to the favorable change in the Partnership's share of ventures' income for the six-month period. Operating loss decreased by approximately $13,000 for the six months ended March 31, 1995 mainly due to a decrease in general and administrative expenses. General and administrative expenses decreased primarily due to the additional costs incurred in the prior year related to the independent valuation of the Partnership's properties.




                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Income Properties, Inc., an affiliate of PaineWebber and the Managing General Partner in the Partnership.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Income Properties Three Limited Partnership, PaineWebber and Third Income Properties, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Income Properties Three Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber and Third Income Properties, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and Third Income Properties, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Income Properties, Inc. and its affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.                      NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                           NONE

(b) Reports on Form 8-K:


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PAINE WEBBER INCOME PROPERTIES THREE
                                     LIMITED PARTNERSHIP


                             By:  THIRD INCOME PROPERTIES, INC.
                                        General Partner




                             By: /s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and Chief
                                     Financial Officer



Date:  May 12, 1995