Form 10-Q
period 1995-06-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1995-08-14
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                                 BALANCE SHEETS
                      JUNE 30, 1995 AND SEPTEMBER 30, 1994
                                  (UNAUDITED)

                                     ASSETS

                                                   June 30       September 30
Operating investment property, at cost:
   Land                                            $ 950,000        $950,000
   Building and improvements                       4,087,560       4,087,560
   Less:  accumulated depreciation                (1,261,595)     (1,184,954)
                                                   3,775,965       3,852,606

Investments in joint ventures, at equity           3,178,834       3,265,156
Cash and cash equivalents                            236,573         216,546
Deferred expenses, net                                79,109          94,931
                                                  $7,270,481      $7,429,239

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $   4,220        $  4,220
Accrued expenses                                      49,239          42,471
Mortgage note payable                              1,579,258       1,666,815
Partners' capital                                  5,637,764       5,715,733
                                                  $7,270,481       $7,429,239

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                                                   General         Limited
                                                   Partners        Partners

Balance at September 30, 1993                      $ (57,821)      $5,950,743
Cash distributions                                    (3,167)        (313,553)
Net income                                               533           52,781
BALANCE AT JUNE 30, 1994                           $ (60,455)      $5,689,971

Balance at September 30, 1994                      $ (59,593)      $5,775,326
Cash distributions                                    (3,167)        (313,553)
Net income                                             2,388          236,363
BALANCE AT JUNE 30, 1995                           $ (60,372)      $5,698,136


                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)
                              Three Months Ended      Nine Months Ended
                                     June 30,                  June 30,
                                 1995       1994          1995         1994

REVENUES:
   Rental revenues             $119,464    $119,464      $358,392    $358,392
   Interest income                4,000         881        10,182       2,853
                                123,464     120,345       368,574     361,245

EXPENSES:
   Interest expense              35,982      38,544       109,916     110,534
   Management fees                4,220       4,220        12,660      12,660
   Depreciation and
     amortization expenses       30,821      30,821        92,463      81,915
   General and administrative   170,983     100,787       380,818     332,251
                                242,006     174,372       595,857     537,360
Operating loss                 (118,542)    (54,027)     (227,283)   (176,115)
Partnership's share of ventures'
    income                      110,475     134,222       466,034     229,429

NET INCOME (LOSS)              $ (8,067)   $ 80,195       $238,751    $53,314

Net income (loss) per Limited
   Partnership Unit              $(0.37)      $3.68         $10.97     $ 2.45

Cash distributions per Limited
  Partnership Unit               $ 4.85       $4.85        $14.55      $14.55

  The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.








                            See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                        1995          1994
Cash flows from operating activities:
   Net income                                      $  238,751      $  53,314
   Adjustments to reconcile net income to
    net cash used for operating activities:
      Depreciation and amortization                    92,463         81,915
      Partnership's share of ventures' income        (466,034)      (229,429)
      Changes in assets and liabilities:
       Accounts payable - affiliates                        -        (24,276)
       Accounts payable and accrued expenses            6,768         12,309
       Default interest payable                             -        (77,410)
         Total adjustments                           (366,803)      (236,891)
         Net cash used for operating activities      (128,052)      (183,577)

Cash flows from investing activities:
   Distributions from joint ventures                  553,606        565,581
   Additional investment in joint ventures             (1,250)             -
       Net cash provided by investing activities      552,356        565,581

Cash flows from financing activities:
   Distributions to partners                         (316,720)      (316,720)
   Proceeds from issuance of mortgage note payable          -      1,722,000
   Payment of loan fees and expenses                        -       (105,479)
   Principal payments on mortgage note payable        (87,557)    (1,712,895)
         Net cash used for financing activities      (404,277)      (413,094)

Net increase (decrease) in cash and
 cash equivalents                                      20,027        (31,090)

Cash and cash equivalents, beginning of period        216,546        159,133

Cash and cash equivalents, end of period           $  236,573        $128,043

Cash paid during the period for interest           $  109,916        $187,944









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

    Summarized operating results of the three joint ventures for the three and nine months ended June 30, 1995 and 1994 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1995 and 1994

                                  Three Months Ended        Nine Months Ended
                                      June 30,                   June 30,
                                 1995        1994         1995        1994

   Rental revenues and expense
      recoveries               $1,484,000  $1,451,000  $4,593,000  $4,363,000
   Interest and other income       40,000      37,000     115,000      97,000
                                1,524,000   1,488,000   4,708,000   4,460,000

   Property operating expenses    665,000     576,000   1,923,000   1,978,000
   Interest expense               427,000     427,000   1,276,000   1,286,000
   Depreciation and
     amortization                 212,000     223,000     637,000     667,000
                                1,304,000   1,226,000   3,836,000   3,931,000
   NET INCOME                   $ 220,000   $ 262,000   $ 872,000   $ 529,000

   Net income:
    Partnership's share of
       combined income          $ 135,000   $ 159,000   $ 541,000   $  304,000
    Co-venturers' share of
       combined income             85,000     103,000     331,000     225,000
                                $ 220,000   $ 262,000   $ 872,000   $ 529,000

  Reconciliation of Partnership's Share of Operations

                                  Three Months Ended        Nine Months Ended
                                       June 30,                  June 30,
                                 1995        1994         1995          1994

   Partnership's share
      of income,
      as shown above           $ 135,000     $159,000   $ 541,000     $304,000
   Amortization of
     excess basis                (25,000)    (25,000)     (75,000)    (75,000)
   Partnership's share of
      ventures' income         $ 110,000     $134,000   $ 466,000     $229,000


3. Note and Interest Receivable, Net

   Note and interest receivable at June 30, 1995 and September 30, 1994 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of June 30, 1995 would be approximately $5,103,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of June 30, 1995. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.


4. Related Party Transactions

   Management fees earned by the Adviser totalled $12,660 for each of the nine-month periods ended June 30, 1995 and 1994. Accounts payable - affiliates at June 30, 1995 and September 30, 1994 consists of $4,220 of management fees payable to the Adviser at both dates.

   Included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $55,015 and $64,206, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

5. Mortgage Note Payable and Contingencies

   The mortgage note payable at June 30, 1995 and September 30, 1994 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. Closing costs of approximately $106,000 were paid out of the proceeds of the refinancing.
   The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled approximately $661,000, against the outstanding balance of the wraparound mortgage.

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

   As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. The discovery phase of the lawsuit is currently in progress. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The outcome of these legal proceedings cannot presently be determined.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

  As discussed further in the Annual Report, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The wraparound mortgage loan secured by the operating investment property was refinanced in March 1994; almost 2 1/2 years after its originally scheduled maturity date of September 1991. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, Mobil has refused to compensate the Partnership for its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper. The discovery phase of the lawsuit is currently in progress. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case.
The outcome of these legal proceedings cannot presently be determined.

  The operations of the Partnership's three joint venture investment properties are stable and producing excess cash flow as of June 30, 1995. At the Pine Trail Shopping Center, the national restaurant chain which renovated a building on an out-parcel at the property and opened for business during the first quarter of fiscal 1995 is generating increased shopper traffic and new business for the Center's other tenants. Road construction near the center has been completed, and the traffic flow to Pine Trail has improved as a result. Pine Trail maintained a 96% occupancy level as of June 30, 1995. The Pine Trail Shopping Center has five out-parcels on the site, covering six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During the third quarter of fiscal 1995, the joint venture completed its acquisition of one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase price is significantly lower than the assessed value of the out-parcel and comparable land sales in the area . This purchase was 100% financed with a non-recourse first mortgage loan secured by the lease of the free-standing restaurant located on the out-parcel. The loan bears interest at the prime rate plus one-percent and requires monthly principal and interest payments over a 5-year term. Management may seek to acquire the other out-parcels at the Pine Trails property if favorable terms for such acquisitions can be negotiated. Comprehensive ownership of all of the land underlying the shopping center, if accomplished, should enhance the marketability of the property under a sale scenario.

  Occupancy at Camelot Apartments remained at 97% during the quarter ended June 30, 1995. The capital improvement program implemented at the property in 1994, which included the continuation of a roof replacement process, has enabled the property to increase occupancy levels and rental rates over the past year.
Given the current strength of the national real estate market with respect to multi-family apartment properties, management plans to begin to actively market this property for sale during the fourth quarter of fiscal 1995. The decision as to whether to accept any offers which may result from these planned marketing efforts will be based on an evaluation of the attractiveness of the offers themselves and an assessment of the national and local market factors affecting the appreciation potential of the property in the relatively near term. Accordingly, there can be no assurances that a sale transaction will be consummated in the near term. A portion of the property's cash flow will continue to be reinvested in capital improvements for the property during the remainder of fiscal 1995 in order to enhance the marketing efforts and maximize the potential offer prices. A substantial portion of the venture's mortgage debt is scheduled to mature in January 1996. Based on the strong operating results that the Camelot property has consistently generated, management would not expect to have any difficulty in refinancing the venture's debt obligation prior to this scheduled maturity date. However, a sale of the property prior to the loan maturity date, if completed, would save the venture the expenses associated with a refinancing transaction.


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

  At June 30, 1995, the Partnership had available cash and cash equivalents of approximately $237,000. Such cash and cash equivalents will be used for working
capital requirements and distributions to the partners.   The source of future
liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1995

  The Partnership reported a net loss of approximately $8,000 for the three months ended June 30, 1995 as compared to net income of approximately $80,000 for the same period in the prior year. This unfavorable change in net operating results for the third quarter of fiscal 1995 is due to an increase in the Partnership's operating loss of approximately $65,000 and a decrease in the Partnership's share of ventures' income of approximately $24,000. Operating loss increased as a result of an increase in general and administrative expenses of approximately $70,000. General and administrative expenses increased mainly due to additional expenditures incurred related to an independent valuation of the Partnership's operating properties which was commissioned during fiscal 1994 in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities. In addition, legal expenses increased in the current period as a result of the continued litigation against Mobil Oil Corporation. The Partnership's share of ventures' income decreased as a result of a decrease in net income at the Camelot Apartments. This decrease in net income was due to a significant increase in repairs and maintenance expenses as part of the joint venture's capital improvement program which began in the prior year.


For the Nine Months Ended June 30, 1995

  The Partnership's net income increased by approximately $185,000 for the nine months ended June 30, 1995, when compared to the same period in the prior year, due to an increase in the Partnership's share of ventures' income of approximately $237,000. The Partnership's share of ventures' income increased as a result of increases in rental income at all three of the Partnership's joint ventures, with the largest increase of $133,000 at the Camelot Apartments. Increases in average occupancy levels at the Central Plaza and Pine Trail shopping centers and higher occupancy and rental rates at the Camelot Apartments contributed to the improved joint venture operating results for the current nine-month period. In addition, property operating expenses decreased at all three properties primarily due to a decrease in general and administrative expenses at the Camelot Apartments and a decrease in repairs and maintenance expenses at the Pine Trail Shopping Center due to the completion of a major capital improvement program in the prior year. The increase in the Partnership's share of ventures' income was partially offset by an increase in the Partnership's operating loss of approximately $51,000. Operating loss increased due to an increase in general and administrative expenses of approximately $49,000. General and administrative expenses increased mainly due to the additional expenditures incurred related to the independent valuation of the Partnership's operating properties and higher legal expenses resulting from the continued litigation against Mobil Oil Corporation.




                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partner continues to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:       NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.




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

Date: August 11, 1995