Form 10-K405
period 1995-09-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1996-01-16
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1995

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .

                       Commission File Number: 0-10979

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED  PARTNERSHIP
             (Exact name of registrant as specified in its charter)

        Delaware                                       13-3038189
(State of organization)                               (I.R.S. Employer
                                                     Identification No.)

265 Franklin Street, Boston, Massachusetts                      02110
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
Title of each class                             on which registered

     None                                         None

Securities registered pursuant to Section 12(g) of the Act:
                    UNITS OF LIMITED PARTNERSHIP INTEREST
                               (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                              Form 10-K Reference
Prospectus of registrant dated                                 Part IV
December 3, 1980, as supplemented

          PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                1995 FORM 10-K

                              TABLE OF CONTENTS

Part   I                                                               Page

Item  1           Business                                               I-1

Item  2           Properties                                             I-3

Item  3           Legal Proceedings                                      I-3

Item  4           Submission of Matters to a Vote of Security Holders    I-4

Part  II

Item  5           Market for the Partnership's Limited Partnership
                    Interests and
                  Related Security Holder Matters                        II-1

Item  6           Selected Financial Data                                II-1

Item  7           Management's Discussion and Analysis of Financial
                     Condition   and Results of Operations               II-1

Item  8           Financial Statements and Supplementary Data            II-5

Item  9           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    II-5

Part III

Item 10           Directors and Principal Executive Officers of the
                    Partnership                                          III-1

Item 11           Executive Compensation                                 III-3

Item 12           Security Ownership of Certain Beneficial Owners and
                    Management                                           III-3

Item 13           Certain Relationships and Related Transactions         III-3

Part  IV

Item 14           Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                         IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-29

                                    PART I

Item 1.  Business

      Paine Webber Income Properties Three Limited Partnership (the "Partnership") is a limited partnership formed in June 1980 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing real properties including shopping centers and apartment complexes. The Partnership sold $21,550,000 in Limited Partnership units (the "Units"), representing 21,550 Units at $1,000 per unit, during the offering period pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-68360). Limited Partners will not be required to make any additional capital contributions.

      As of September 30, 1995, the Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to below:

Name of Joint Venture                     Date of
Name and Type of Property                 Acquisition of    Type of
Location                     Size         Interest          Ownership (1)
-----------------------      ----         ----------      -------------

Camelot Associates            492           6/29/81      Fee ownership of
Camelot East and the Villas   Units                      improvements
Camelot Apartments                                       (through joint
venture).
Fairfield, Ohio                                          Land is subject to a
                                                         ground lease.

Boyer Lubbock Associates      143,800       6/30/81      Fee ownership of land
Central Plaza Shopping Center gross                      and improvements
Lubbock, Texas                leasable                  (through joint venture).
                              sq. ft.

Northeast Plaza Shopping      116,000       9/25/81     Fee ownership of land
Center                        gross                     and improvements
Sarasota, Florida             leasable                  subject to a master
                              sq. ft.                   lease.


Pine Trail Partnership        283,000       11/12/81     Fee ownership of
Pine Trail Shopping Center    gross                      improvements and 23
West Palm Beach, Florida      leasable                   acres of land (through
                              sq. ft.                    joint venture).
Approximately 4 acres of
land is subject to ground
leases.

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

    The Partnership originally had investment interests in six operating investment properties. The Partnership sold its investment in the Briarwood Joint Venture, which owned the Briarwood Apartments and Gatewood Apartments in Bucks County, Pennsylvania, on December 20, 1984 for cash and a note receivable. See Note 6 to the financial statements accompanying this Annual Report for a further discussion of this transaction.

    The Partnership's investment objectives are to:

(1) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
(2) preserve and protect Limited Partners' capital; (3) achieve long-term appreciation in the value of its properties; and (4) provide a build up of equity through the reduction of mortgage loans on its properties.

    Through September 30, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $21,809,000, or approximately $1,039 per original $1,000 investment for the Partnership's earliest investors. Of the total distributions, approximately $7,623,000, or approximately $354 per original $1,000 investment, represents proceeds from the sale of the Briarwood and Gatewood Apartments in fiscal 1985. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. The Partnership is currently paying quarterly distributions of excess cash flow at the rate of 3% per annum on the remaining invested capital. In addition, the Partnership retains its ownership interest in four of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at all three of the Partnership's retail shopping centers remain high and operations do not appear to have been affected by this general trend.

    As discussed further in the notes to the accompanying financial statements, the amount of proceeds received from the future liquidation of the Northeast Plaza Shopping Center may be adversely impacted by the effects of a contamination of the groundwater at the property. Per the terms of a formal indemnification agreement, Mobil Oil Corporation, the party responsible for the contamination, agreed to compensate the Partnership for any damages caused by the contamination. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan.
Although the Partnership was able to refinance the property's mortgage indebtedness, which had been in default for more than two years, during fiscal 1994, it has incurred significant out-of-pocket and legal expenses in connection with its sale and refinancing efforts as a result of the contamination issue. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage (see Item 3). On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the court may deem proper. The outcome of these legal proceedings cannot presently be determined.

    All of the properties securing the Partnership's investments are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price, location and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The shopping centers compete for long-term retail tenants with numerous projects of similar type generally on the basis on rental rates, location, tenant mix and tenant improvement allowances.

    The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber").

    The General Partner of the Partnership is Third Income Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of PaineWebber. Subject to the General Partner's overall authority, the business of the Partnership is managed by the Adviser.

    The terms of transactions between the Partnership and affiliates of the General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

    As of September 30, 1995, the Partnership owned one property directly and owned interests in three operating properties through joint venture partnerships. Such properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

    Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:


                                               Percent Leased At
                                                                    Fiscal 1995
                             12/31/94   3/30/95   6/30/95   9/30/95    Average

Camelot Apartments              95%       97%       97%        94%       96%

Central Plaza                   96%       92%       92%        92%       93%

Northeast Plaza Shopping
 Center                        100%      100%      100%       100%      100%

Pine Trail Shopping Center      94%       96%       96%        96%       96%

Item 3.  Legal Proceedings

    As further discussed in Item 7, during fiscal 1993 the Partnership filed suit against Mobil Oil Corporation because of Mobil's failure to compensate the Partnership under the terms of an indemnification agreement between the parties related to the soil and groundwater contamination affecting the Partnership's Northeast Plaza Shopping Center investment. Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper. The outcome of these legal proceedings cannot presently be determined.

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Income Properties, Inc. which is the General Partner of the Partnership and an affiliate of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in Paine Webber Income Properties Three Limited Partnership, PaineWebber and Third Income Properties, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in Paine Webber Income Properties Three Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber and Third Income Properties, Inc. misrepresented financial information about the Partnerships value and performance. The amended complaint alleges that PaineWebber and Third Income Properties, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Income Properties, Inc. and its affiliates for costs and liabilities in connection with this litigation. The General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

    The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At September 30, 1995 there were 1,649 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The General Partner will not redeem or repurchase Units.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during 1995.

Item 6.  Selected Financial Data

             Paine Webber Income Properties Three Limited Partnership
                           (In thousands, except per Unit data)
                            Years Ended September 30,
                           1995       1994         1993      1992       1991
                           ----       ----         ----      ----       ----

Revenues               $   492       $   483     $   483   $   491   $    517

Operating loss         $  (246)      $  (197)    $  (154)  $  (229)  $   (100)

Partnership's share
of ventures' income   $    510      $    442     $   332   $   351   $    414

Net income            $    264      $    245    $    178   $   122   $    314

Per Limited Partnership Unit:
   Net income           $ 12.14       $ 11.26    $   8.16  $  5.61     $ 14.40

   Cash distributions   $ 19.40      $  19.40     $ 19.40  $ 38.80    $  49.69

Total assets            $ 7,151      $  7,429     $ 8,271   $ 8,537   $  9,213

Mortgage note payable   $ 1,549      $  1,667     $ 2,245   $ 2,276   $  2,304

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 21,550 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership offered limited partnership interests to the public from December 1980 to December 1981 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $21,550,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $18,802,000 was originally invested in six operating investment properties. As of September 30, 1995, two of the original properties had been sold. The Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments to pay for its share of certain required capital improvement expenses. The Partnership's four remaining investment properties consist of three retail shopping centers and one multi-family apartment complex. Towards the latter half of 1995, real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at all three of the Partnership's retail shopping centers remain high and operations do not appear to have been affected by this general trend.

      The operations of the Partnership's three joint venture investment properties are stable and producing excess cash flow as of September 30, 1995. At the Pine Trail Shopping Center, the national restaurant chain which renovated a building on an out-parcel at the property and opened for business during the first quarter of fiscal 1995 is generating increased shopper traffic and new business for the Center's other tenants. Road construction near the center has been completed, and the traffic flow to Pine Trail has improved as a result. Pine Trail maintained a 96% occupancy level as of September 30, 1995. The Pine Trail Shopping Center has five out-parcels on the site, covering approximately six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During the third quarter of fiscal 1995, the joint venture completed the acquisition of one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase price is significantly lower than the assessed value of the out-parcel and comparable land sales in the area. This purchase was 100% financed with a non-recourse first mortgage loan secured by the lease of the free-standing restaurant located on the out-parcel. The loan bears interest at the prime rate plus one-percent and requires monthly principal and interest payments over a 5-year term. Management may seek to acquire the other out-parcels at the Pine Trails property if favorable terms for such acquisitions can be negotiated. Comprehensive ownership of all of the land underlying the shopping center, if accomplished, should enhance the marketability of the property under a sale scenario.

     The average occupancy level at the Camelot Apartments increased to 96% for the year ended September 30, 1995 from 94% for the prior fiscal year. The capital improvement program implemented at the property in 1994, which included the continuation of a roof replacement process, has enabled the property to increase occupancy levels and rental rates over the past year. Given the current strength of the national real estate market with respect to multi-family apartment properties, management began to actively market this property for sale during the fourth quarter of fiscal 1995. In addition, the Partnership has engaged in preliminary discussions with its co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers have the right to match any third party offer obtained to buy the property. Accordingly, a negotiated sale to the co-venturers at the appropriate fair market value may represent the most expeditious and advantageous way for the Partnership to sell this investment. The decision as to whether to complete a transaction to sell the Partnership's interest in the Camelot Apartments will be based on an evaluation of the current fair market value of the operating investment property and an assessment of the national and local market factors affecting the appreciation potential of the property in the relatively near term. Accordingly, there can be no assurances that a sale transaction will be consummated in the near term. A portion of the property's cash flow will continue to be reinvested to address certain deferred maintenance items and make selected capital improvements during fiscal 1996 in order to enhance the property's curb appeal. The Camelot joint venture has two outstanding first mortgage loans which had a combined principal balance of $4,298,000 as of September 30, 1995. One of these first mortgages, with a balance of $2,298,000, was originally scheduled to mature on January 1, 1996. Subsequent to year-end, the venture obtained an extension of the maturity date from the lender to July 1, 1996 in return for an extension fee of $5,600. The venture's other first mortgage loan had a principal balance of $2,000,000 as of September 30, 1995 and is scheduled to mature on July 1, 1997. At the present time, the venture is negotiating with several different potential lending sources to refinance the mortgage loan which matures in fiscal 1996. The principal balance of this mortgage loan represents less than 20% of the total estimated market value of the venture's operating investment property. In light of the venture's low leverage level, the current favorable interest rate environment and the continued strong supply of capital for real estate lending, management expects to be able to secure a loan to refinance this maturing obligation.

      The mortgage debt secured by Central Plaza was scheduled to mature on December 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter of fiscal 1995, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bears interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 are due until maturity in January 2002. With the new financing in place, management is now working on a plan to increase occupancy, upgrade the property's tenant mix and increase rental rates. Such plans involve a possible 15,000 square foot store expansion for one of the center's anchor tenants. The additional space requirements could be met by expanding into 6,000 square feet of space currently occupied by a tenant which is experiencing financial problems and enlarging the shopping center by approximately 9,000 square feet. The costs of the expansion would be paid by the anchor tenant. Subsequent to year-end, a tentative agreement was reached with this anchor tenant to proceed with this planned expansion. In addition, the property's leasing and management team is negotiating with an existing tenant that occupies 5,600 square feet of space on an amendment of its lease which would result in higher effective rental rates and an extension of the lease term. It is also negotiating with two other leasing prospects that would lease most of the remaining available space.

      As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper. The outcome of these legal proceedings cannot presently be determined.

      At September 30, 1995, the Partnership had available cash and cash equivalents of $296,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
1995 Compared to 1994

      The Partnership's net income increased by $19,000 during fiscal 1995, when compared to the prior year, mainly due to an increase in the Partnership's share of ventures' income of $68,000 which was partially offset by an increase in the general and administrative expenses of $51,000. General and administrative expenses increased mainly due to increased legal and appraisal costs resulting from the continued litigation against Mobil Oil Corporation, as discussed further above. The Partnership's share of ventures' income increased primarily due to an increase in net income at the Pine Trail joint venture. Net income at Pine Trail increased as a result of an increase in rental income due to higher average occupancy rates when compared to the prior year. The Pine Trails Shopping Center had an average occupancy level of 96% for fiscal 1995, as compared to 93% for the prior year. The Partnership's share of ventures' income also increased because the Partnership was allocated a higher percentage of the net income from the Camelot joint venture when compared to the prior year. Although net income decreased slightly at Camelot as a result of an increase in maintenance expenses, the Partnership was allocated a larger percentage of the net income due to the method of allocation specified in the joint venture agreement. The increase in the Partnership's share of income from the Pine Trail and Camelot joint ventures was partially offset by a decrease in the Partnership's share of income from Central Plaza. Net income was down at Central Plaza as a result of a decline in average occupancy compared to the prior year. Occupancy at Central Plaza declined from 96% for fiscal 1994 to 93% for fiscal 1995 mainly due to a 6,000 square foot tenant that vacated the property in the second quarter of fiscal 1995. As discussed further above, management is currently evaluating tentative plans to re-lease this space and possibly expand the shopping center.

1994 Compared to 1993

    The Partnership's net income increased by $67,000 during fiscal 1994 when compared to the prior year. The increase is the result of an increase in the Partnership's share of ventures' income of $111,000 and a decrease in interest expense of $90,000 as a result of the March 1994 refinancing of the Northeast Plaza note payable. The Partnership's share of ventures' income increased mainly due to an increase in net income at the Pine Trail Shopping Center. Net income at Pine Trail increased as a result of an increase in rental revenues and a decrease in operating expenses. Rental revenues increased mainly due to an increase in the average occupancy of the center for fiscal 1994 versus fiscal 1993. Property operating expenses decreased as a result of an improvement program which took place in fiscal 1993 and resulted in higher than normal repairs and maintenance expenses in that year. The net operating results of the Central Plaza joint venture also improved slightly during fiscal 1994 due to a modest increase in rental revenues. The net operating income of the Camelot joint venture decreased slightly in fiscal 1994 as revenues remained flat while certain property operating expenses increased over the prior year. Interest expense decreased in fiscal 1994 as a result of the accrual of default interest during the prior year while the Northeast Plaza refinancing efforts were in process. These favorable changes in net income were partially offset by an increase in the Partnership's general and administrative expenses. The higher general and administrative expenses in fiscal 1994 reflected an increase in legal fees in connection with the ongoing Mobil litigation referred to above, as well as certain additional costs related to an independent valuation of the Partnership's operating properties which was in process in conjunction with management's ongoing refinancing and portfolio management responsibilities.

1993 Compared to 1992

   For the year ended September 30, 1993, the Partnership's net income increased by $56,000 when compared to the prior year. The improvement in net income was primarily due to a decrease in general and administrative expenses of $67,000, mainly as a result of a reduction in legal expenses incurred in connection with the Northeast Plaza debt refinancing efforts and Mobil litigation described above. In addition, management fees declined by $13,000 as a result of a reduction in the distribution rate from 6% to 3% effective for the quarter ended September 30, 1992. The reductions in general and administrative expenses and management fees were partially offset by a decline in interest income of $8,000, resulting mainly from a decline in the interest rates earned on average outstanding cash reserve balances during fiscal 1993, and a decrease in the Partnership's share of ventures' income of $19,000 mainly due to a decrease in tenant reimbursement income at the Pine Trail joint venture.

Inflation

   The Partnership completed its fourteenth full year of operations in fiscal 1995 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

   Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. Many of the existing leases with tenants at the Partnership's two joint venture owned retail shopping centers contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Furthermore, the master lease on the Partnership's wholly-owned retail shopping center requires the lessee to pay all of the expenses associated with operating the property. In addition, rental revenues at the Partnership's multi-family residential investment property may be adjusted to keep pace with inflation, as market conditions allow, as the leases, which are short-term in nature, are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

Item 8.  Financial Statements and Supplementary Data

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Principal Executive Officers of the Partnership

   The General Partner of the Partnership is Third Income Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

   (a) and (b) The names and ages of the directors and principal executive officers of the General Partner of the Partnership are as follows:
                                                                   Date elected
      Name                      Office                      Age    to Office

Lawrence A. Cohen       President, Chief Executive          42        8/30/88
                          Officer and Director
Albert Pratt            Director                            84        6/13/80 *
J. Richard Sipes        Director                            48        6/9/94
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       47        10/29/85
James A. Snyder         Senior Vice President               50        7/6/92
John B. Watts III       Senior Vice President               42        6/6/88
David F. Brooks         First Vice President and
                          Assistant Treasurer               53        6/13/80 *
Timothy J. Medlock      Vice President and Treasurer        34        6/1/88
Thomas W. Boland        Vice President                      33        12/1/91

*  The date of incorporation of the General Partner

    (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

    (d) There is no family relationship among any of the foregoing directors or officers of the General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the General Partner.

    (e) All of the directors and officers of the General Partner hold similar positions in affiliates of the General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which Paine Webber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the General Partner is as follows:

    Lawrence A. Cohen is President and Chief Executive Officer of the General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

    Albert Pratt is a Director of the General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

    J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

    Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the General Partner and Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

    David F. Brooks is a First Vice President and Assistant Treasurer of the General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

    Timothy J. Medlock is a Vice President and Treasurer of the General Partner and Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

    Thomas W. Boland is a Vice President of the General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young &
Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

    (f) None of the directors and officers were involved in legal proceedings which are material to an evaluation of her or his ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's General Partner receive no current or proposed remuneration from the Partnership.

    The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits or losses. These items are described under Item 13.

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 3% to 8.25% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the General Partner, Third Income Properties, Inc. is owned by PaineWebber. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

    (b) Neither officers and directors of the General Partner nor the general partners of the Associate General Partner, individually, own any Units of limited partnership interest of the Partnership. No director or officer of the General Partner, possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

    (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

      The General Partner of the Partnership is Third Income Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). Subject to the General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

      The General Partner, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

      All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partner. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement. In accordance with the Partnership Agreement, the General Partner has not received any sale or refinancing proceeds to date.

      Pursuant to the terms of the Partnership Agreement, taxable income or tax loss from operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partner in proportion to the amounts of sale or refinancing proceeds to which they are entitled provided that the General Partner will be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partner. Allocations of the Partnership's operations between the General Partner and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $17,000 for the year ended September 30, 1995. No incentive management fees were earned during the year ended September 30, 1995.

      In connection with investing Partnership Capital, the Adviser received acquisition fees of 9% of the gross proceeds from the sale of Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to 3/4% of the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

      The General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1995 is $72,000 representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,400 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                    PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this report:

        (1) and (2)     Financial Statements and Schedules:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

        (3)  Exhibits:

                  The exhibits listed on the accompanying index to exhibits at page IV-3 are filed as part of this report.

   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.

   (c)  Exhibits

             See (a) (3) above.

   (d)  Financial Statement Schedules

             See (a) (1) and (2) above.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAINE WEBBER INCOME PROPERTIES
                                            LIMITED PARTNERSHIP



                                      By:  Third Income Properties, Inc.
                                               General Partner



                                  By:/s/ Lawrence A. Cohen
                                     Lawrence A. Cohen
                                     President and Chief Executive Officer



                                  By:/s/ Walter V. Arnold
                                     Walter V. Arnold
                                     Senior Vice President and
                                     Chief Financial Officer



                                  By:/s/ Thomas W. Boland
                                     Thomas W. Boland
                                     Vice President

Dated:  January 4, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Albert Pratt                             Date:January 4, 1996
   Albert Pratt
   Director



By: /s/ J. Richard Sipes                        Date: January 4, 1996
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

               PAINE WEBBER PROPERTIES THREE LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS


                                                         Page  Number  in  the
Exhibit No.        Description of Document               Report    or    Other
                                                         Reference
----------------   -----------------------------------   ----------------------
(3) and (4)        Prospectus   of   the   Registrant     Filed    with    the
                   dated   December   3,  1980,  as       Commission  pursuant
                   supplemented,    with   particular     to Rule  424(c)  and
                   reference    to    the    Restated     incorporated  herein
                   Certificate   and   Agreement   of     by reference.
                   Limited Partnership.

(10) Material contracts previously Filed with the filed as exhibits to registration Commission pursuant statements and amendments thereto to Section 13 or of the registrant together with 15(d) of the all such contracts filed as Securities Exchange exhibits of previously filed Act of 1934 and Forms 8-K and Forms 10-K are incorporated herein
                   hereby   incorporated   herein  by     by reference.
                   reference.

(13)               Annual Report to Limited Partners      No   Annual   Report
                                                          for the  year  ended
                                                          September  30,  1995
                                                          has  been   sent  to
                                                          the          Limited
                                                          Partners.         An
                                                          Annual  Report  will
                                                          be   sent   to   the
                                                          Limited     Partners
                                                          subsequent  to  this
                                                          filing.

(22)               List of subsidiaries                   Included  in  Item 1
                                                          of   Part  I  of  this
                                                          Report  Page  I-1,  to
                                                          which   reference   is
                                                          hereby made.


(27)               Financial data schedule                Filed as the last
                                                          page of EDGAR
                                                          submission
                                                          following the
                                                          Financial
                                                          Statements and
                                                          Financial Statement
                                                          Schedule required
                                                          by Item 14.

------------------------------------------------------------------------------

------------------------------------------------------------------------------

                          ANNUAL REPORT ON FORM 10-K

                       Item 14(a) (1) and (2) and 14(d)

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     Reference

Paine Webber Income Properties Three Limited Partnership:

    Report of independent auditors - Ernst & Young LLP                  F-2

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-3

    Balance sheets at September 30, 1995 and 1994                       F-4

    Statements of income for the years ended September 30,
         1995, 1994 and 1993                                            F-5

    Statements of changes in partners' capital (deficit) for the
        years ended  September 30, 1995, 1994 and 1993                  F-6

    Statements of cash flows for the years ended  September
          30, 1995, 1994 and 1993                                       F-7

    Notes to financial statements                                       F-8

    Schedule III - Real Estate and Accumulated Depreciation             F-18

Combined  Joint  Ventures  of  PaineWebber  Income  Properties  Three  Limited
Partnership

    Report of independent auditors - Ernst & Young LLP                  F-19

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-20

    Combined balance sheets as of September 30, 1995 and 1994           F-21

    Combined statements of income and changes in venturers'
       capital for the years ended September 30, 1995, 1994 and 1993    F-22

    Combined  statements of cash flows for the years ended
     September 30, 1995, 1994 and 1993                                  F-23

    Notes to combined financial statements                              F-24

    Schedule III - Real Estate and Accumulated Depreciation             F-29

Other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Three Limited Partnership:

    We have audited the accompanying balance sheets of Paine Webber Income Properties Three Limited Partnership as of September 30, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Camelot Associates, which statements reflect 2% and 3% of the Partnership's total assets as of September 30, 1995 and 1994, respectively, and 38%, 40% and 62% of the Partnership's share of ventures' income for the years ended September 30, 1995, 1994 and 1993, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Camelot Associates, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Three Limited Partnership at September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                     /s/ Ernst & Young LLP
                                     ERNST & YOUNG LLP


Boston, Massachusetts
December 28, 1995

Report of Independent Accountants



To the Venturers of
Camelot Associates:

    We have audited the accompanying balance sheets of Camelot Associates (an Ohio Partnership) as of September 30, 1995 and 1994, and the related statements of income, venturers' deficit and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Associates (an Ohio Partnership) as of September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Cincinnati, Ohio
November 16, 1995

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS
                                                             1995       1994

Operating investment property, at cost:
   Land                                                  $    950   $     950
   Building and improvements                                4,088       4,088
                                                         --------   ---------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,287)     (1,185)
                                                          -------   ---------
      Net operating investment property                     3,751       3,853

Investments in joint ventures, at equity                    3,030       3,265

Cash and cash equivalents                                     296         216
Deferred expenses, net of accumulated amortization
   of $32 ($11 in 1994)                                        74          95
Note and interest receivable, net                               -           -
                                                     ------------------------
                                                          $ 7,151     $ 7,429
                                                          =======     =======

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                          $        4 $         4
Accrued expenses                                               40          42
Mortgage note payable                                       1,549       1,667
                                                         --------   ---------
          Total liabilities                                 1,593       1,713


Partners' capital:
  General Partner:
   Capital contribution                                         1           1
   Cumulative net income                                       81          79
   Cumulative cash distributions                             (143)       (139)

  Limited Partners ($1,000 per unit; 21,550 Units issued):
   Capital contributions, net of offering costs            19,397      19,397
   Cumulative net income                                    8,031       7,769
   Cumulative cash distributions                          (21,809)    (21,391)
          Total partners' capital                           5,558       5,716
                                                         --------    --------
                                                          $ 7,151     $ 7,429
                                                          =======     =======








                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
            For the years ended September 30, 1995, 1994 and 1993
                     (In thousands, except per Unit data)


                                                1995         1994         1993
                                                ----         ----         ----
Revenues:
   Rental revenues                          $     478    $    478       $ 478
   Interest income                                 14           5           5
                                          ----------- -----------    --------
                                                  492         483         483

Expenses:
   Interest expense                               166         159         249
   Management fees                                 17          17          17
   Depreciation                                   102         102         102
   General and administrative                     453         402         269
                                             --------   ---------      ------
                                                  738         680         637
                                             --------   ---------      ------

Operating loss                                   (246)       (197)       (154)

Partnership's share of ventures' income           510         442         332
                                             --------   ---------      ------

Net income                                    $   264    $    245       $ 178
                                              =======    ========       =====


Net income per Limited Partnership Unit         $12.14     $ 11.26     $  8.16
                                                ======     =======     =======

Cash distributions per Limited Partnership Unit $19.40     $ 19.40      $19.40
                                                ======     =======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Limited Partnership Units outstanding during each year.














                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
              For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)

                                          General     Limited
                                          Partner     Partners        Total


Balance at September 30, 1992              $ (55)       $ 6,192       $ 6,137

Cash distributions                            (4)          (418)         (422)

Net income                                     2            176           178
                                          ------        -------      --------

Balance at September 30, 1993                (57)         5,950         5,893

Cash distributions                            (4)          (418)         (422)

Net income                                     2            243           245
                                         -------       --------      --------

Balance at September 30, 1994                (59)         5,775         5,716

Cash distributions                            (4)          (418)         (422)

Net income                                     2            262           264
                                          ------       --------      --------

Balance at September 30, 1995               $(61)        $5,619        $5,558
                                            ====         ======        ======
























                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                           STATEMENTS   OF  CASH  FLOWS
              For the years ended September 30, 1995, 1994 and 1993
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                1995        1994        1993
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                              $      264    $    245    $    178
   Adjustments to reconcile net income
      to net cash used for operating activities:
      Depreciation                                102         102         102
      Amortization of deferred financing costs     21          11           -
      Partnership's share of ventures' income    (510)       (442)       (332)
      Changes in assets and liabilities:
         Interest and other receivables             -           -        (236)
         Accounts payable - affiliates              -         (25)         (5)
         Accrued expenses                          (2)         15         (24)
         Default interest payable                   -         (77)         38
                                         ------------  ----------   ---------
           Total adjustments                     (389)       (416)       (457)
           Net cash used for operating
                activities                       (125)       (171)       (279)

Cash flows from investing activities:
   Distributions from joint ventures              745         775         746

Cash flows from financing activities:
   Distributions to partners                     (422)       (422)       (422)
   Proceeds from issuance of mortgage
      note payable                                  -       1,722           -
   Principal payments on mortgage
      note payable                               (118)     (1,741)        (31)
   Payment of loan fees and expenses                -        (106)          -
                                          -----------   --------- -----------
           Net cash used for
             financing activities                (540)      (547)       (453)
                                             --------    ---------  ---------

Net increase in cash and cash equivalents          80          57          14

Cash and cash equivalents,
     beginning of year                             216       159          145
                                             ---------    -------      --------

Cash and cash equivalents, end of year      $     296    $    216     $   159
                                            =========    ========     =======

Cash paid during the year for interest      $     145    $    226     $   210
                                            =========    ========     =======












                            See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                         Note to Financial Statements


1.   Organization

        Paine Webber Income Properties Three Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in June 1980 for the purpose of investing in a diversified portfolio of income-producing properties. The Partnership authorized the issuance of units (the "Units") of partnership interests (at $1,000 per Unit) of which 21,550 Units were subscribed and issued between December 3, 1980 and December 10, 1981.

2.   Summary of Significant Accounting Policies

        The accompanying financial statements include three investments in joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of the joint venture partnerships.

        The Partnership deferred a portion of the gain on the sale of the Briarwood Joint Venture property in fiscal 1985 using the cost recovery method. The portion of the remaining gain to be recognized is represented by a note and accrued interest receivable. The note and accrued interest receivable have been netted against the deferred gain on the accompanying balance sheet. The gain would be recognized if the note and interest receivable are paid (see Note 6).

        The Partnership carries its operating investment property at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The Partnership's operating investment property is considered to be held for long-term investment purposes as of September 30, 1995 and 1994. Depreciation on the operating investment property has been provided on the straight-line method based upon an estimated useful life of 40 years for the building and improvements.

       The Partnership has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

       The Partnership's wholly-owned operating investment property is leased under a master lease agreement which covers 100% of the rentable space of the shopping center. The master lease is accounted for as an operating lease in the Partnership's financial statements. Rental income under the master lease is recorded on the accrual basis as earned.

        For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

        No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   The Partnership Agreement and Related Party Transactions

        The General Partner of the Partnership is Third Income Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). Subject to the General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

        The General Partner, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

        All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partner. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement. In accordance with the Partnership Agreement, the General Partner has not received any sale or refinancing proceeds to date.

        Pursuant to the terms of the Partnership Agreement, taxable income or tax loss from operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partner in proportion to the amounts of sale or refinancing proceeds to which they are entitled provided that the General Partner will be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partner. Allocations of the Partnership's operations between the General Partner and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

        Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $17,000 for each of the three years ended September 30, 1995, 1994 and 1993. No incentive management fees were earned during the three-year period ended September 30, 1995. Accounts payable - affiliates at both September 30, 1995 and 1994 consists of management fees payable to the Adviser of $4,000.

        In connection with investing Partnership Capital, the Adviser received acquisition fees of 9% of the gross proceeds from the sale of Partnership Units. In connection with the sale of each property, the Adviser may receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to 3/4% of the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners.

        The General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

        Included in general and administrative expenses for the years ended September 30, 1995, 1994 and 1993 is $72,000, $81,000 and $90,000,
     respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

        The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,400, $300 and $300 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1995, 1994 and 1993, respectively.

4.   Operating Investment Property

        The Partnership has one wholly-owned operating investment property. On September 25, 1981, the Partnership purchased Northeast Plaza, a 67,000 square foot existing shopping center in Sarasota, Florida. The shopping center was expanded to its current size of 116,000 square feet by September 30, 1986. The aggregate cash invested by the Partnership was approximately $2,888,000 (including an acquisition fee of $268,000 paid to the Adviser). The property was acquired subject to a nonrecourse wrap-around mortgage loan of approximately $2,480,000. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by the Northeast Plaza Shopping Center, which had been in default for over two years, with a new non-recourse loan issued by the prior underlying first mortgage lender (see
    Note 7). The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994.

        At the time of the original purchase of the shopping center, the Partnership entered into a lease agreement with the seller of the property for the operation and management of the property. The lease has an initial term of 30 years and two 5-year renewal options. This master lease agreement has been classified as an operating lease and, therefore, rental income is reported when earned. Under the terms of the agreement, the Partnership receives annual basic rent of $435,000. The Partnership also receives contingent rent equal to the greater of (a) approximately 47.5% of annual increases to gross rental income over a specified base amount or (b) $43,000 annually. The agreement provides specifically that the manager pay all costs of operating the shopping center and all annual taxes, insurance and administrative expenses. The manager is further required to pay for all costs of repair and replacement required in connection with the shopping center. Minimum lease payments under the initial term of the lease agreement, including the minimum amount of contingent rent, will amount to $478,000 in each year.

        Under the amended terms of the master lease, upon the sale or refinancing of the project, any remaining proceeds, after repayment of the outstanding balance on the mortgage loan, payment of certain priority items to the Partnership and repayment of the Partnership's original investment, will be allocated equally to the Partnership and to the manager of the property as a return on the leasehold interest.

5.      Joint Venture Partnerships

        As of September 30, 1995 and 1994, the Partnership had investments in three joint ventures. These joint ventures are accounted for using the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures follow.

                      Condensed Combined Balance Sheets
                         September 30, 1995 and 1994
                                (in thousands)

                                    Assets
                                                       1995              1994
                                                       ----              ----

   Current assets                                   $  1,377        $   1,055
   Operating investment property, net                 17,510           17,772
   Other assets, net                                     263              110
                                                  ----------       ----------
                                                     $19,150          $18,937
                                                     =======          =======

                           Liabilities and Capital
   Current liabilities                              $  3,828        $   5,315
   Other liabilities                                     111              114
   Long-term mortgage debt                            13,456           11,537
   Partnership's share of combined capital accounts    1,251            1,526
   Co-venturers' share of combined capital accounts      504              445
                                                  ----------        ----------
                                                     $19,150          $18,937
                                                     =======          =======

                  Reconciliation of Partnership's Investment
                                                        1995            1994

   Partnership's share of capital, as shown above       $ 1,251       $ 1,526
   Partnership's share of current
     liabilities and long-term debt                      173               33
   Excess basis due to investment in ventures, net (1)  1,606           1,706
                                                      -------        --------
   Investments in joint ventures, at equity          $ 3,030          $ 3,265
                                                     =======          =======

   (1)At September 30, 1995 and 1994, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by $1,606,000 and $1,706,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties.

                   Condensed  Combined Summary of Operations
              For the years ended September 30, 1995, 1994 and 1993
                                (in thousands)
                                                1995        1994        1993
                                                ----        ----        ----

   Rental revenues and expense recoveries     $ 6,186     $ 6,030     $ 5,885
   Interest income                                 63          27          28
                                           ----------  ----------  ----------
                                                6,249       6,057       5,913

   Property operating expenses                  2,729       2,524       2,514
   Depreciation and amortization                  822         908         895
   Interest expense                             1,737       1,705       1,740
                                             --------     -------    --------
                                               5,288       5,137        5,149
   Net income                                $    961   $     920    $    764
                                             ========   =========    ========

   Net income:
     Partnership's share of combined income   $    610  $     542    $    432
     Co-venturers' share of combined income       351         378         332
                                            ---------  ----------   ---------
                                             $    961   $     920    $    764
                                             ========   =========    ========

               Reconciliation of Partnership's Share of Income

                                                 1995       1994         1993
                                                 ----       ----         ----

   Partnership's share of income,
     as shown above                            $  610    $    542     $   432
   Amortization of excess basis                  (100)       (100)       (100)
                                               ------    --------    ---------
   Partnership's share of ventures' income     $  510     $   442     $   332
                                               ======     =======     =======

        Investments in joint ventures, at equity, is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

       Investments in joint ventures, at equity, on the balance sheet is comprised of the following joint venture investments:
                                                       1995           1994

        Camelot Associates                          $     103    $    182
        Boyer Lubbock Associates                           33         (16)
        Pine Trail Partnership                          2,894       3,099
         Investments in joint ventures, at equity      $3,030     $ 3,265

        The Partnership received cash distributions from the joint ventures as set forth below:

                                               1995        1994        1993
                                               ----        ----        ----

        Camelot Associates                  $   274    $   284     $   262
        Boyer Lubbock Associates                111         181        174
        Pine Trail Partnership                  360         310        310
                                            -------    --------       ----
                    Total                  $  745     $   775      $   746
                                             ======    =======        ====
A description of the joint ventures' properties and the terms of the joint venture agreements are summarized below.

a) Camelot Associates

     On June 29, 1981 the Partnership acquired an interest in Camelot Associates ("Camelot") an Ohio limited partnership which owns and operates Camelot Apartments, a 492-unit apartment complex in Fairfield, Ohio. The Partnership is a general partner in the joint venture. The Partnership's co-venturers are Chelsea Moore Corporation and certain individuals.

     The aggregate cash investment by the Partnership for its 50% interest was approximately $2,790,000 (including an acquisition fee of $300,000 paid to the Adviser). The Partnership's interest was acquired subject to two institutional nonrecourse first mortgages with balances, at the time of closing, totalling approximately $6,128,000. One of these first mortgages with a balance of $2,298,000 was originally scheduled to mature on January 1, 1996. Subsequent to year-end, the venture obtained an extension of the maturity date from the lender to July 1, 1996 in return for an extension fee of $5,600. The venture's other first mortgage loan had a principal balance of $2,000,000 as of September 30, 1995 and is scheduled to mature on July 1, 1997. At the present time, the venture is negotiating with several different potential lending sources to refinance the mortgage loan which matures in fiscal 1996. The principal balance of this mortgage loan represents less than 20% of the total estimated market value of the venture's operating investment property. In light of the venture's low leverage level, the current favorable interest rate environment and the continued strong supply of capital for real estate lending, management expects to be able to secure a loan to refinance this maturing obligation. In addition to investigating refinancing alternatives, the venture partners have engaged in preliminary negotiations regarding a possible sale of the Partnership's interest in the joint venture to the co-venturers. There are no assurances that any such sale transaction will be completed. The proceeds of any such transaction would substantially exceed the present equity method carrying value of the Partnership's interest in Camelot Associates. As a result, the Partnership would expect to recognize a gain on the sale of its venture interest.

     The joint venture agreement provides that from available cash flow, the Partnership will receive an annual preferred base return payable monthly of $252,000. The co-venturers will then be entitled to receive an annual non-cumulative, subordinated base return, payable annually of $148,000. The next $100,000 in excess of such base returns in any year will be distributed 60% to the Partnership and 40% to the co-venturers, and any remaining cash flow will be distributed to the Partnership and the co-venturers in accordance with their ownership interests in the venture. During fiscal 1995, 1994 and 1993, the Partnership was due to receive all of its preferred base return. During fiscal 1994 and 1993, the Partnership was also due to receive an additional $22,000 and $33,000, respectively, in excess of its preferred base return. The co-venturers received $112,000, $163,000 and $170,000 for fiscal 1995, 1994 and 1993, respectively.

     Upon sale or refinancing, the Partnership will receive an amount equal to the Partnership's gross investment as a first priority in distributions of net sale or refinancing proceeds after repayment of long-term debt. The next $2,700,000 of such proceeds will be distributed to the co-venturers. Any remaining proceeds will be distributed to the Partnership and the co-venturers in accordance with their ownership interests in the venture.

     Taxable income and tax loss from operations in each year will be allocated to the Partnership and the co-venturers generally in accordance with cash distributions except that all depreciation attributable to a step-up in basis pursuant to an election under Section 754 of the Internal Revenue Code as a result of the investment by the Partnership will be allocated to the Partnership. Allocations of the venture's operations among the Partnership and the co-venturers for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The joint venture entered into a property management contract with an affiliate of the co-venturers. The initial term of the contract expires on July 1, 1997. The contract may be cancelled, at the Partnership's option, at any time, upon the occurrence of certain events. For the years ended September 30, 1995, 1994 and 1993, the management company earned fees of $103,000, $98,000 and $100,000, respectively.

b) Boyer Lubbock Associates

     On June 30, 1981 the Partnership acquired an interest in Boyer Lubbock Associates, a Texas general partnership organized to purchase and operate Central Plaza, a 143,800 square foot shopping center in Lubbock, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of The Boyer Company. Revenue from a major tenant of Central Plaza accounted for 28% of the venture's total revenues for fiscal 1995.

     The aggregate cash investment by the Partnership for its 50% interest was approximately $2,076,000 (including an acquisition fee of $225,000 paid to the Adviser). The Partnership's interest was acquired subject to an institutional nonrecourse first mortgage with a balance of approximately $4,790,000 at the time of closing. The venture's debt was originally scheduled to mature on December 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter of fiscal 1995, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bears interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 are due until maturity in January 2002.

     The joint venture agreement between the Partnership and the co-venturer provides that from available cash flow the Partnership will receive an annual preference, payable monthly, of $171,000, and the co-venturer will receive the remaining distributable cash up to a maximum of $120,000. Additional cash flow will be distributed equally to the Partnership and the co-venturer. During fiscal 1995, 1994 and 1993 the Partnership was due to receive its full preferred base return. The co-venturer received its base return of $120,000 in 1995, 1994 and 1993. In addition, for fiscal 1995, 1994 and 1993 excess cash flow of $120,000, $12,000 and $22,000, respectively, was available to be distributed equally between the Partnership and the co-venturer.

     Taxable income and tax loss before depreciation are generally allocated in accordance with cash distributions, after equal allocation of profits in the amount required to be transferred to the capital cash reserve accounts and to amortize the indebtedness of the joint venture. Depreciation expense is allocated in accordance with the tax basis of the capital contributions of the Partnership and the co-venturer, after adjustment for liabilities and capital improvements. In the event of no available cash flow, 100% of remaining profit or loss is allocated to the Partnership. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     Upon sale or refinancing, the Partnership will receive $2,000,000, plus certain closing costs, as a first priority in distributions of sale or refinancing proceeds after the repayment of the remaining balance on the first mortgage. The next $1,625,000 will be distributed to the co-venturer. Any remaining proceeds will be distributed equally to the Partnership and the co-venturer.

     The joint venture entered into a management agreement with an affiliate of the co-venturer. The contract may be cancelled at the Partnership's option, at any time upon the occurrence of certain events. For the years ended September 30, 1995, 1994 and 1993, the management company earned fees of $37,000, $38,000 and $37,000, respectively. In addition, during the years ended September 30, 1995 and 1993, lease commissions aggregating $7,000 and $13,000, respectively, were also paid to the affiliate of the co-venturer. No lease commissions were paid for the year ended September 30, 1994.

c) Pine Trail Partnership

     On November 12, 1981, the Partnership acquired an interest in Pine Trail Partnership, a Florida general partnership organized to own and operate Pine Trail Center, a 283,000 square foot shopping center in West Palm Beach, Florida. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is a partnership comprised of certain individuals.

     The Partnership invested approximately $6,236,000 (including an acquisition fee of $645,600 paid to the Adviser) for its 50% interest. The co-venturer contributed its interest in the property to the joint venture. The joint venture is subject to an institutional nonrecourse first mortgage which had a balance of approximately $8,140,000 at the time of the closing. The mortgage loan has a scheduled maturity date of January 1, 2001. The Pine Trail Shopping Center has five out-parcels on the site, covering approximately six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During the third quarter of fiscal 1995, the joint venture completed the acquisition of one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase was 100% financed with a non-recourse first mortgage loan secured by the lease of the free-standing restaurant located on the out-parcel. The loan bears interest at the prime rate plus one-percent and requires monthly principal and interest payments over a 5-year term.

     The joint venture agreement provides that the Partnership will receive a noncumulative annual cash distribution, payable quarterly, from net cash flow. The first $515,000 of net cash flow shall be distributed to the Partnership, and the next $235,788 of net cash flow shall be distributed to the co-venturer. Any excess cash flow shall be allocated equally between the Partners. During fiscal 1995, 1994 and 1993 the property did not generate sufficient cash flow for the Partnership to receive its minimum preferred distribution of $515,000. Based on the distributable cash generated by the venture's operations, the Partnership was entitled to receive $402,000, $343,000 and $314,000 for fiscal 1995, 1994 and 1993, respectively. The co-venturer was not entitled to receive any distributions during the three-year period ended September 30, 1995.

     Upon sale or refinancing of the encumbered property, the Partnership will receive $6,150,000 as a first priority in distributions of net sale or refinancing proceeds. The next $4,156,000 of such proceeds will be distributed to the co-venturer. Thereafter, any remaining proceeds will be distributed 50% to the Partnership and 50% to the co-venturer. The co-venturer's distributable share of sale or refinancing proceeds is subject to reduction if certain specified percentage rental revenue objectives are not achieved. Upon refinancing of the unencumbered property, the distribution will be shared equally.

     Taxable income and tax loss from operations in each year shall be allocated to the Partnership and the co-venturer in the same proportions as cash distribution entitlements, subject to adjustments in the case of tax loss for an allocation of a minimum to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The joint venture entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. For the years ended September 30, 1995, 1994 and 1993, the property manager earned fees of $76,000, $71,000 and $70,000, respectively. In addition, the property manager is entitled to leasing commissions at prevailing market rates. Leasing commissions earned by the property manager were $41,000, $4,000 and $20,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

6.   Note and Interest Receivable, Net

     On September 15, 1981 the Partnership acquired a 35% interest in Briarwood Joint Venture, an existing Pennsylvania general partnership which owned a 686-unit apartment complex in Bucks County, Pennsylvania. The Partnership originally invested approximately $4,815,000 (including an acquisition fee of $500,000 paid to the Adviser) for its interest. The Partnership's interest was acquired subject to two institutional nonrecourse first mortgages with balances totalling approximately $8,925,000 at the time of the closing.

     On December 20, 1984 the joint venture partners sold their ownership interests in the Briarwood Joint Venture for $33,152,000. After the payment of mortgage obligations and closing costs, the Partnership's allocable share of the proceeds was $10,935,000, represented by cash of $7,490,000 and a note receivable of $3,445,000. For financial accounting purposes, a gain of $7,255,000 resulted from the transaction of which $3,810,000 was recognized at the time of the sale and the remainder was deferred under the cost recovery method. For income tax purposes, a gain of $4,829,000 was recognized upon sale and the remainder deferred utilizing the installment method. The difference in the amount of gain recognized for financial accounting and tax purposes results from accounting differences related to the carrying value of the Partnership's investment.

     The principal amount of the note receivable of $3,445,000 bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of September 30, 1995 and 1994 would be approximately $5,283,000 and $4,562,000, respectively. Since the properties continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of September 30, 1995. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

7.   Mortgage Note Payable

      The mortgage note payable at September 30, 1995 and 1994 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of $22,000 are due beginning in May 1994. The loan may be prepaid at anytime without penalty. Closing costs of $106,000 were paid out of the proceeds of the refinancing. The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage.

      Previously, the mortgage secured by Northeast Plaza had consisted of a 9.3% nonrecourse wraparound mortgage note. The mortgage note was to be payable in monthly installments of principal and interest aggregating $241,000 per year. This note wrapped around an underlying first mortgage loan. The entire principal balance, together with outstanding accrued interest, was originally due and payable on September 30, 1991. Due to the default on the wrap mortgage, beginning October 1, 1991 interest began to accrue on the outstanding balance of the wraparound mortgage at a default rate of 11% under the terms of the original loan agreement. Such default interest amounted to $19,000 and $38,000 for fiscal 1994 and 1993, respectively. Due to differences between the Partnership and the mortgagee in the methods used to apply the withheld rental payments against the outstanding mortgage obligation, the final pay-off amount on the wraparound mortgage loan was less than the carrying balance of the loan plus accrued interest, net of the rent receivable, on the Partnership's books. As a result, the difference of $51,000 was recognized as a reduction of interest expense in fiscal 1994.

      Scheduled maturities of long-term debt for each of the next four fiscal years are as follows (in thousands):

                  1996            $    129
                  1997                 141
                  1998                 155
                  1999               1,124
                                  --------
                                   $ 1,549

8.   Subsequent Event


     On November 15, 1995, the Partnership distributed $105,000 to the Limited Partners and $1,000 to the General Partner for the quarter ended September 30, 1995.

9.  Contingencies

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

      As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. The eventual outcome of these legal proceedings cannot be predicted at this time. Accordingly, the out-of-pocket costs, legal fees and related expenses related to this situation have been expensed as incurred on the Partnership's income statements and no estimate of any recoveries which could result from this litigation have been recorded.

      The Partnership is involved in certain legal actions. The General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

------------------------------------------------------------

--------------------------------------------------------

Schedule III - Real Estate and Accumulated Depreciation

PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
              Schedule of Real Estate and Accumulated Depreciation

                               September 30, 1995
                                 (in thousands)


                          Initial Cost to                 Gross Amount at Which Carried at                           Life  on Which
                          Partnership            Costs          Close of period                                        Depreciation
                                Buildings      Capitalized        Buildings,                                             in Latest
                                Improvements  (Removed)           Improvements                                             Income
                               & Personal     Subsequent to       & Personal         Accumulated   Date of     Date      Statement
Description Encumbrances  Land  Property      Acquisition  Land   Property     Total Depreciation Construction Acquired  is Computed

Shopping Center
Sarasota, Florida  $ 1,549   $950   $1,930   $2,158     $950    $4,088   $5,038     $1,287     1964 - 19789/25/81 40
                   =======   ====   ======   ======     ====    ======   ======     ======
years

Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax purposes is approximately $5,038,000.
(B) See Notes 4 and 7 to Financial Statements.
(C) Reconciliation of real estate owned:

                                                   1995            1994          1993
                                                   ----            ----          ----

Balance at beginning of year                     $ 5,038       $ 5,038       $ 5,038
Improvements                                                         -             -                -
                                           ------------    -----------      -----------
Balance at end of year                           $ 5,038       $ 5,038       $ 5,038
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $ 1,185       $ 1,083      $    981
Depreciation expense                                 102           102           102
                                                --------     ---------     ---------
Balance at end of year                           $ 1,287       $ 1,185       $ 1,083
                                                 =======       =======       =======

                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Three Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1995 and 1994, and the related combined statements of income and changes in venturers' capital and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Camelot Associates, which statements reflect 15% and 16% of the combined assets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1995 and 1994, respectively, and 44%, 43% and 43% of the combined revenues of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership for the years ended September 30, 1995, 1994 and 1993, respectively. Those statements and schedule were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Camelot Associates, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership at September 30, 1995 and 1994 and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                 /s/ Ernst & Young LLP
                                 ERNST & YOUNG LLP

Boston, Massachusetts
November 16, 1995

Report of Independent Accountants



To the Venturers of
Camelot Associates:

    We have audited the accompanying balance sheets of Camelot Associates (an Ohio Partnership) as of September 30, 1995 and 1994, and the related statements of income, venturers' deficit and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Associates (an Ohio Partnership) as of September 30, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.





/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Cincinnati, Ohio
November 16, 1995

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1995 and 1994
                                 (In thousands)

                                     Assets
                                    1995 1994
Current assets:
   Cash and cash equivalents                        $    800         $    449
   Escrowed funds, principally for
     payment of real estate taxes                        451              332
   Accounts receivable                                    91              140
   Accounts receivable due from partners                   -               90
   Prepaid expenses                                       35               34
   Capital improvement reserve                             -               10
                                                 -----------        ---------
          Total current assets                         1,377            1,055

Operating investment properties:
   Land                                                4,392            4,025
   Buildings, improvements and equipment              27,400           27,223
                                                    --------         --------
                                                      31,792           31,248
   Less accumulated depreciation                     (14,282)         (13,476)
          Net operating investment properties         17,510           17,772

Deferred expenses, net of accumulated amortization
  of $185 ($140 in 1994)                                 263              110
                                                  ----------       ----------
                                                     $19,150          $18,937
                                                     =======          =======

                       Liabilities and Venturers' Capital
Current liabilities:
   Accounts payable                                  $   178       $       83
   Distributions payable to venturers                    436              360
   Accrued interest                                      158              155
   Accrued real estate taxes                             458              424
   Other accrued liabilities                              28               32
   Prepaid rent                                           18               19
   Long-term debt - current portion                    2,552            4,242
                                                    --------         --------
         Total current liabilities                     3,828            5,315

Notes payable                                             14               14

Tenant security deposits                                  97              100

Long-term debt                                        13,456           11,537

Commitments (Note 5)

Venturers' capital                                     1,755            1,971
                                                   ---------        ---------
                                                     $19,150          $18,937
                                                     =======          =======



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL

              For the years ended September 30, 1995, 1994 and 1993
                                 (In thousands)


                                                1995       1994        1993
                                                ----       ----        ----
Revenues:
   Rental income                              $ 5,479     $ 5,306      $5,205
   Reimbursement from tenants                     707         724         680
   Interest income and other                       63          27          28
                                            ---------  ---------- -----------
                                                6,249       6,057       5,913

Expenses:
   Interest expense                             1,737       1,705       1,740
   Depreciation and amortization                  822         908         895
   Real estate taxes                              632         586         555
   Management fees                                215         206         207
   Ground rent                                    147         154         154
   Repairs and maintenance                        674         569         628
   Insurance                                       89          72          71
   Utilities                                      257         266         240
   General and administrative                     266         291         215
   Other                                          449         380         409
   Bad debt expense                                 -           -          35
                                         ------------------------  ----------
                                                5,288       5,137       5,149
                                            ---------    --------    --------

Net income                                        961         920         764

Distributions to venturers                     (1,177)     (1,083)     (1,080)

Contributions from venturers                        -          75          30

Venturers' capital, beginning of year           1,971       2,059       2,345
                                             --------    --------   ---------

Venturers' capital, end of year                $1,755     $ 1,971     $ 2,059
                                               ======     =======     =======















                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1995        1994        1993
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                                $    961   $     920     $   764
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization               822         908         895
      Amortization of deferred financing costs     29           -           -
      Bad debt expense                              -           -          44
      Changes in assets and liabilities:
         Escrowed funds                          (119)        (45)         38
         Accounts receivable                       49         (40)         17
         Prepaid expenses                          (1)         (1)          1
         Capital improvement reserve               10         (10)          -
         Deferred expenses                       (198)        (22)        (72)
         Other assets                               -           3           -
         Accounts payable                          95         (34)          7
         Accrued interest                           3          (4)          2
         Accrued real estate taxes                 34          11          (1)
         Other accrued liabilities                 (4)         14           4
         Prepaid rent                              (1)          9         (15)
         Tenant security deposits                  (3)         (6)         (6)
                                         ------------   ---------  -----------
            Total adjustments                     716         783         914
                                            ---------     -------    --------
            Net cash provided by
               operating activities             1,677       1,703       1,678

Cash flows from investing activities:
   Additions to operating investment properties  (544)       (342)       (314)

Cash flows from financing activities:
   Capital contributions                            -          15           -
   Principal payments on long-term debt        (4,321)       (488)       (442)
   Distributions to partners                   (1,011)       (946)       (965)
   Proceeds from refinancing of debt            4,200           -           -
   Proceeds of long-term debt                     350           -           -
                                              ------- -----------------------
            Net cash used for
               financing activities              (782)     (1,419)     (1,407)
                                             --------     -------     --------

Net increase (decrease) in cash
 and cash equivalents                             351       (58)        (43)

Cash and cash equivalents, beginning of year      449         507         550
                                             --------   ---------   ---------

Cash and cash equivalents, end of year       $    800    $    449    $    507
                                             ========    ========    ========

Cash paid during the year for interest        $ 1,734     $ 1,709     $ 1,739
                                              =======     =======     =======

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

   Organization

     The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership (Combined Joint Ventures) include the accounts of Camelot Associates, an Ohio limited partnership; Boyer Lubbock Associates, a Utah limited partnership and Pine Trail Partnership, a Florida general partnership. The financial statements of the Combined Joint Ventures are presented in combined form, rather than individually, because the nature of the relationship between the co-venturers and Paine Webber Income Properties Three Limited Partnership (PWIP3) is substantially the same for each joint venture.

     The dates of PWIP3's acquisition of interests in the joint ventures are as follows:

                                        Date of Acquisition
              Joint Venture                of Interest

            Camelot Associates                6/29/81
            Boyer Lubbock Associates          6/30/81
            Pine Trail Partnership           11/12/81

  Basis of presentation

     Generally, the records of the combined joint ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

  Operating investment properties

     The operating investment properties are recorded at cost less accumulated depreciation. Acquisition fees have been capitalized and are included in the cost of the operating investment property. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to forty years.

     The Combined Joint Ventures have reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the financial statements of the Combined Joint Ventures.

  Deferred expenses

     Deferred expenses consist primarily of loan fees and leasing commissions which are being amortized over the lives of the related loans and related leases on the straight-line method.

  Income tax matters

     The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

  Cash and cash equivalents

     For purposes of the statement of cash flows, cash and cash equivalents include all highly liquid investments with maturities of 90 days or less.

  Capital improvement reserve

     In accordance with the joint venture agreement of Boyer Lubbock Associates, a capital improvement reserve account was established to insure that adequate funds are available to pay for future capital improvements to the venture's operating investment property. At the end of each month, 1% of the gross minimum base rents and percentage rents collected from tenants during the month is to be deposited into this account. These deposits have not been made on a monthly basis but have been made periodically throughout the year in the aggregate required amounts.

2.   Joint Ventures

     See Note 5 to the financial statements of PWIP3 included in this Annual Report for a more detailed description of the joint ventures. Descriptions of the ventures' properties are summarized below:

  a.  Camelot Associates

     The joint venture owns and operates Camelot East and the Villas of Camelot Apartments, a 492-unit apartment complex, located in Fairfield, Ohio. As further described in Note 4, the venture had a first mortgage loan with a balance of $2,298,000 which was scheduled to mature on January 1, 1996. Subsequent to year-end, the venture obtained an extension of the maturity date from the lender to July 1, 1996. At the present time, the venture is negotiating with several different potential lenders to refinance this mortgage loan.

  b. Boyer Lubbock Associates

     The joint venture owns and operates Central Plaza Shopping Center, a 143,800 square foot shopping center, located in Lubbock, Texas.

  c. Pine Trail Partnership

     The joint venture owns and operates Pine Trail Shopping Center, a 283,000 square foot shopping center, located in West Palm Beach, Florida.

     The following description of the joint venture agreements provides certain general information.

  Allocations of net income and loss

     The joint venture agreements generally provide that taxable income and tax loss from operations are allocated between PWIP3 and the co-venturers in the same proportion as net cash flow distributed to each partner for such year, except for certain items which are specifically allocated to the partners, as defined in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the allocations of taxable income and loss.

     Gains or losses resulting from sales or other dispositions of the projects shall be allocated as specified in the joint venture agreements.

  Distributions

     The joint venture agreements generally provide that distributions will be paid first to PWIP3 from net cash flow monthly or quarterly, equivalent to between $171,000 and $515,000 annually as specified in the joint venture agreements. After payment of certain amounts to the co-venturers, any remaining net cash flow is to be allocated between the partners in accordance with their respective ownership percentages.

     Distribution of net proceeds resulting from the sale or refinancing of the properties shall be made in accordance with formulas provided in the joint venture agreements.

3.   Related party transactions

     The  Combined  Joint   Ventures  have  entered  into  property   management
agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees generally are equal to 4% of gross receipts, as defined in the agreements. Management fees totalling $215,000, $206,000 and $207,000 were paid to affiliates of the co-venturers for the years ended September 30, 1995, 1994 and 1993, respectively.

     Certain of the joint ventures pay leasing commissions to affiliates of the co-venturers. Leasing commissions paid to affiliates amounted to $48,000, $4,000 and $33,000 in fiscal 1995, 1994 and 1993, respectively.

4.   Long-term debt

     Long-term debt at September 30, 1995 and 1994 consists of the following (in thousands):

                                                          1995          1994
                                                          ----          ----

      9.375% nonrecourse mortgage loan secured
      by Central Plaza Shopping Center, payable
      in monthly installments of $40 including
      interest,  with a final payment
      of the remaining principal due January 1, 1995.  $      -       $ 3,888

      10% nonrecourse  mortgage loan secured by
      Central Plaza Shopping Center,
      payable in  monthly  installments  of $37,
      including  interest,  with a
      final payment of $4,010 due January 2, 2002.          4,187           -

      12%  unsecured  note  payable  to  the
      co-venturer  of  Boyer  Lubbock
      Associates,  payable in monthly
      installments  of $5 including  interest
      with a final payment of $1 due on
      October 1, 1995.                                       -            63

      9.25%  mortgage  note,  due  July  1,  1997
      with  monthly  payments  of
      principal  and  interest  of  $21  secured
      by  the  Camelot  Apartments
      property.                                             2,000       2,064

      9.0% mortgage note, due January 1, 1996
      with monthly payments of principal
      and interest of $30 secured by the Camelot
      Apartments property.  See discussion below.           2,298       2,453

      12.25% mortgage note,  payable $85 per month
      including  interest with a
      payment  of $5,874  due  January  1,  2001,
      secured  by the Pine  Trail
      Shopping Center                                       7,175       7,311


      10% mortgage  note,  payable $3 per month,
      including  interest,  with a
      payment  of $330  due in  2000,  secured
      by 1.4  acres  of land and the
      operating  investment  thereon  owned by
      the Pine Trail  joint  venture.
      See discussion below.                                   348            -
                                                           16,008      15,779
      Less amounts due within one year                     (2,552)     (4,242)
                                                        ---------   ----------
                                                          $13,456     $11,537


    Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

                             1996                  $  2,552
                             1997                     2,132
                             1998                       231
                             1999                       254
                             2000                       630
                             Thereafter              10,209
                                                   --------
                                                    $16,008

    One of the first mortgage loans secured by the Camelot Apartments, with a balance of $2,298,000 as of September 30, 1995, was scheduled to mature on January 1, 1996. Subsequent to year-end, the venture obtained an extension of the maturity date from the lender to July 1, 1996 in return for an extension fee of $5,600. At the present time, the venture is negotiating with several different potential lending sources to refinance this mortgage loan. The principal balance of this mortgage loan represents less than 20% of the total estimated market value of the venture's operating investment property. In light of the venture's low leverage level, the current favorable interest rate environment and the continued strong supply of capital for real estate lending, management expects to be able to secure a loan to refinance this maturing obligation. In addition to investigating refinancing alternatives, the venture partners have engaged in preliminary negotiations regarding a possible sale of PWIP3's interest in the joint venture to the co-venturers. There are no assurances that any such sale transaction will be completed.

    The Pine Trail Shopping Center has five out-parcels on the site, covering approximately six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During the third quarter of fiscal 1995, the joint venture completed the acquisition of one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase was 100% financed with a non-recourse first mortgage loan secured by the lease of the free-standing restaurant located on the out-parcel. The loan bears interest at the prime rate plus one-percent and requires monthly principal and interest payments over a 5-year term.

    In accordance with the mortgage note agreement of the Pine Trail Partnership, the joint venture is required to escrow certain insurance premiums and real estate taxes totalling $216,000 and $228,000 at September 30, 1995 and 1994, respectively.

5.  Leases

     The Combined Joint Ventures derive a portion of their revenues from noncancellable shopping center operating leases. The initial terms of such leases range from five to twenty-five years with the majority of the leases containing renewal options. Revenue from a major tenant of the property owned by Boyer Lubbock Associates accounted for 28% of the venture's total revenues for the year ended September 30, 1995.

     Minimum future rentals due to be received on existing noncancellable operating leases by the Pine Trail Partnership and Boyer Lubbock Associates for the years ending September 30 and thereafter are as follows (in thousands):

                             1996         $   2,645
                             1997             2,412
                             1998             2,345
                             1999             2,175
                             2000             1,986
                             Thereafter       7,836
                                         ----------
                               Total       $ 19,399

     The above amounts do not include contingent rentals based on cost of living increases and rentals which may be received under certain leases on the basis of a percentage of sales in excess of stipulated minimums.

     The operating investment property of the Pine Trail Partnership is subject to ground leases on the acreage not encumbered by long-term debt (Note 4) or owned in fee. The leases contain various provisions with stipulations for cost of living increases and contingent payments based on sales and purchase options. The lease terms range from 35 to 99 years with certain renewal options.

     Minimum future rentals payable on existing noncancellable ground leases are as follows (in thousands):

                             1996              $112
                             1997               112
                             1998               112
                             1999               112
                             2000               112
                             Thereafter       5,756
                               Total         $6,316

------------------------------------------------------------------

------------------------------------------------------------------


Schedule III - Real Estate and Accumulated Depreciation
                                                  COMBINED JOINT VENTURES OF
                                   PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                     Schedule of Real Estate and Accumulated Depreciation

                               September 30, 1995
                                 (In thousands)


                          Initial Cost to                 Gross Amount at Which Carried at                           Life  on Which
                          Partnership            Costs          Close of period                                        Depreciation
                                Buildings      Capitalized        Buildings,                                             in Latest
                                Improvements  (Removed)           Improvements                                             Income
                               & Personal     Subsequent to       & Personal         Accumulated   Date of     Date      Statement
Description Encumbrances  Land  Property      Acquisition  Land   Property     Total Depreciation Construction Acquired  is Computed

COMBINED JOINT VENTURES:

Apartment
Complex
Fairfield, OH   $ 4,298  $  498  $ 6,685     $ 566     $  498   $ 7,251    $ 7,749  $ 5,154         various   6/29/81   various

Shopping Center   4,187     966    4,573       871        966     5,444      6,410    3,894         1978-80   6/30/81  15-31.5 yrs.
Lubbock, TX

Shopping Center
West Palm
Beach, FL        7,523    2,561  13,306      1,766      2,928    14,705    7,633    5,234         1980-82   11/12/81  3-31.5 yrs.

                $16,008    $4,025  $24,564  $3,203   $4,392   $27,400    $31,792  $14,282
                =======    ======  =======  ======   ======   =======    =======  =======

Notes:
(A) The  aggregate  cost of real estate owned at September  30, 1995 for Federal income tax  purposes is approximately  $28,725,000.
(B) See Note 4 to Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                   1995             1994          1993
                                                   ----             ----          ----

Balance at beginning of year                     $31,248           $30,906       $30,739
Increase due to additions                            544               342           167
                                              ----------        ----------    ----------
Balance at end of year                           $31,792           $31,248       $30,906
                                                 =======           =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $13,476           $12,585       $11,710
Depreciation expense                                 806               891           875
                                              ----------        ----------     ---------
Balance at end of year                           $14,282           $13,476       $12,585
                                                 =======           =======       =======