Form 10-Q
period 1995-12-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1996-02-13
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                            Commission File Number    :  0-10979



           PAINE WEBBER INCOME PROPERTIES THREE LIMITED  PARTNERSHIP
              (Exact nameof registrant as specified in its charter)



Delaware                                                    13-3038189
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                            Identification No.)


265 Franklin Street, Boston, Massachusetts                       02110
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118



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

                                 BALANCE SHEETS
                    December 31, 1995 and September 30, 1995
                                   (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                      December 31 September 30

Operating investment property, at cost:
   Land                                                  $    950     $   950
   Building and improvements                                4,088       4,088
                                                         --------     -------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,313)     (1,287)
                                                         --------     -------
      Net operating investment property                     3,725       3,751

Investments in joint ventures, at equity                    2,867       3,030
Cash and cash equivalents                                     417         296
Deferred expenses, net                                         69          74
Note and interest receivable, net                               -           -
                                                         --------    --------
                                                          $ 7,078     $ 7,151
                                                          =======     =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                            $      4     $     4
Accrued expenses                                               21          40
Mortgage note payable                                       1,518       1,549
Partners' capital                                           5,535       5,558
                                                         --------    --------
                                                          $ 7,078     $ 7,151
                                                          =======     =======


             STATEMENTS OF CHANGES IN PARTNERS'  CAPITAL (DEFICIT)
              For the three months ended December 31, 1995 and 1994
                                   (Unaudited)
                                 (In thousands)

                                                   General             Limited
                                                   Partners            Partners

Balance at September 30, 1994                       $    (59)          $5,776
Cash distributions                                        (1)            (105)
Net income                                                 1              137
                                                    --------           ------
Balance at December 31, 1994                        $    (59)          $5,808
                                                    ========           ======

Balance at September 30, 1995                       $    (61)          $5,619
Cash distributions                                        (1)            (105)
Net income                                                 1               82
                                                    --------           ------
Balance at December 31, 1995                        $    (61)          $5,596
                                                    ========           ======



                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the three months ended December 31, 1995 and 1994
                                   (Unaudited)
                                 (In thousands)
                                                      1995            1994
                                                      ----            ----
Revenues:
   Rental revenues                                    $ 119           $ 119
   Interest income                                        4               3
                                                      -----           -----
                                                        123             122

Expenses:
   Interest expense                                      40              43
   Management fees                                        4               4
   Depreciation expense                                  25              25
   General and administrative                            88              72
                                                     ------           -----
                                                        157             144
                                                     -------          ------
Operating loss                                          (34)            (22)
Partnership's share of ventures' income                 117             160
                                                     -------          ------

Net income                                           $    83          $  138
                                                     =======          ======

Net income per Limited Partnership Unit                $3.80           $6.35
                                                       =====           =====

Cash distributions per Limited
  Partnership Unit                                     $4.85           $4.85
                                                       =====           =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.






                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                           STATEMENTS  OF CASH FLOWS
              For the three months ended December 31, 1995 and 1994
               Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                         1995           1994
                                                         ----           ----
Cash flows from operating activities:
   Net income                                         $     83       $    138
   Adjustments to reconcile net income to
    net cash provided by (used for)
     operating activities:
     Depreciation expense                                   25             25
     Amortization of deferred financing costs                5              6
     Partnership's share of ventures' income              (117)          (160)
     Changes in assets and liabilities:
      Interest and other receivables                         -             (3)
      Accounts payable and accrued expenses                (18)             3
                                                     ---------       --------
        Total adjustments                                 (105)          (129)
                                                     ---------       --------
        Net cash provided by (used for)
          operating activities                             (22)            9

Cash flows from investing activities:
   Distributions from joint ventures                       280            143

Cash flows from financing activities:
   Distributions to partners                              (106)          (106)
   Principal payments on mortgage note payable             (31)           (29)
                                                     ---------       ---------
         Net cash used for financing activities           (137)          (135)
                                                     ---------       --------

Net increase in cash and cash equivalents                  121             17

Cash and cash equivalents, beginning of period             296            217
                                                     ---------        -------

Cash and cash equivalents, end of period              $    417        $   234
                                                      ========        =======

Cash paid during the period for interest              $     35        $    37
                                                      ========        =======














                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES THREE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.   General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1995.

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

     Summarized operating results of the three joint ventures for the three months ended December 31, 1995 and 1994 are as follows:

                   Condensed Combined Summary of Operations
              For the three months ended December 31, 1995 and 1994
                                 (in thousands)

                                                  1995              1994
                                                  ----              ----

     Rental revenues and expense
        recoveries                              $1,518            $1,523
     Interest and other income                      46                38
                                                ------            ------
                                                 1,564             1,561

     Property operating expenses                   695               621
     Interest expense                              430               423
     Depreciation and amortization                 208               210
                                               -------           -------
                                                 1,333             1,254
                                               -------           -------
     Net income                                $   231           $   307
                                               =======           =======

     Net income:
     Partnership's share of
        combined income                        $   142           $   185
     Co-venturers' share of
        combined income                             89               122
                                               -------           -------
                                               $   231           $   307
                                               =======           =======

               Reconciliation of Partnership's Share of Operations
              For the three months ended December 31, 1995 and 1994
                                 (in thousands)

                                                  1995              1994
                                                  ----              ----

      Partnership's share of income,
         as shown above                       $    142           $   185
      Amortization of excess basis                 (25)              (25)
                                              --------           --------
      Partnership's share of
         ventures' income                     $    117           $   160
                                              ========           =======

3.  Note and Interest Receivable, Net

    Note and interest receivable at December 31, 1995 and September 30, 1995 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of December 31, 1995 would be approximately $5,282,755. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of December 31, 1995. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

4.  Related Party Transactions

    Management fees earned by the Adviser totalled $4,000 for each of the three-month periods ended December 31, 1995 and 1994. Accounts payable affiliates at December 31, 1995 and September 30, 1995 consists of $4,000 of management fees payable to the Adviser at both dates.

    Included in general and administrative expenses for the three months ended December 31, 1995 and 1994 is $18,000 and $21,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

5.  Mortgage Note Payable and Contingencies

    The mortgage note payable at December 31, 1995 and September 30, 1995 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty.

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

    As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. The discovery phase of the lawsuit is currently in progress. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. A jury trial is scheduled for September 23, 1996. The outcome of these legal proceedings cannot presently be determined.

    The Partnership is involved in certain other legal actions. The General Partner believes these that such actions will be resolved without a material adverse effect on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The operations of the Partnership's four remaining investment properties are stable and producing excess cash flow as of December 31, 1995. Three of the remaining properties are retail shopping centers, two of which are located in Florida and one of which is located in Texas. At the present time, real estate values for retail shopping centers in certain markets have begun to be adversely affected by overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy levels at all three of the Partnership's retail properties remain high, and operations to date have not been significantly affected by this general trend. At the Pine Trail Shopping Center, the national restaurant chain which renovated a building on an out-parcel at the property and opened for business during the first quarter of fiscal 1995 is generating increased shopper traffic and new business for the Center's other tenants. Road construction near the center has been completed, and the traffic flow to Pine Trail has improved as a result. Pine Trail maintained a 95% occupancy level as of December 31, 1995. The Pine Trail property did lose two tenants which had occupied 10,000 square feet during the first quarter of fiscal 1996. However, prior to the end of the quarter, the leasing team executed new agreements to re-lease one-half of this vacated space.

     At Central Plaza, management has been working on a plan to increase occupancy, upgrade the property's tenant mix and increase rental rates. Such plans had involved a possible 15,000 square foot store expansion for one of the center's anchor tenants. However, subsequent to the end of the first quarter, this tenant's board of directors rejected the proposed expansion plans. Nonetheless, there were other positive leasing developments at Central Plaza in the first quarter. Two leases, covering 5,550 square feet were signed which improved the occupancy level at the property to 96% as of December 31, 1995. The property's management and leasing team has also completed a lease amendment with a 5,600 square foot tenant, which resulted in a higher effective rental rate and an extended lease term. In addition, management is currently negotiating with another prospective tenant interested in leasing approximately 2,500 square feet of space.

      As discussed in the Partnership's Annual Report, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. A jury trial is scheduled for September 23, 1996. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper. The outcome of these legal proceedings cannot presently be determined.

     The average occupancy level at the Camelot Apartments decreased to 91% for the quarter ended December 31, 1995 from 96% at September 30, 1995. The capital improvement program implemented at the property in 1994, which included the continuation of a roof replacement process, has enabled management to raise rental rates over the past year. Despite the drop in occupancy, total revenues have remained stable at Camelot as a result of the rental rate increases. Given the current strength of the national real estate market with respect to multi-family apartment properties, management began to actively market this property for sale during the fourth quarter of fiscal 1995. In addition, the Partnership has engaged in preliminary discussions with its co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers have the right to match any third party offer obtained to buy the property. Accordingly, a negotiated sale to the co-venturers at the appropriate fair market value may represent the most expeditious and advantageous way for the Partnership to sell this investment. The decision as to whether to complete a transaction to sell the Partnership's interest in the Camelot Apartments will be based on an evaluation of the current fair market value of the operating investment property and an assessment of the national and local market factors affecting the appreciation potential of the property in the relatively near term. Accordingly, there can be no assurances that a sale transaction will be consummated in the near term. A portion of the property's cash flow will continue to be reinvested to address certain deferred maintenance items and make selected capital improvements during fiscal 1996 in order to enhance the property's curb appeal. The Camelot joint venture has two outstanding first mortgage loans which had a combined principal balance of $4,241,000 as of December 31, 1995. One of these first mortgage loans matured on January 1, 1996. At the present time, the venture is in the process of finalizing an agreement with this lender for a six-month extension of the maturity date in return for a fee of $5,600. The venture's other first mortgage loan is scheduled to mature on July 1, 1997. At the present time, the venture is negotiating with several different potential lending sources to refinance the mortgage loan which matures in fiscal 1996. The principal balance of this mortgage loan represents less than 20% of the total estimated market value of the venture's operating investment property. In light of the venture's low leverage level, the current favorable interest rate environment and the continued strong supply of capital for real estate lending, management expects to be able to secure a loan to refinance this maturing obligation.

      At December 31, 1995, the Partnership had available cash and cash equivalents of $417,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
For the Three Months Ended December 31, 1995

      The Partnership reported net income of $83,000 for the three months ended December 31, 1995 as compared to net income of $138,000 for the same period in the prior year. This unfavorable change in net operating results for the first quarter of fiscal 1996 is due to a decrease in the Partnership's share of ventures' income of approximately $43,000 and an increase in the Partnership's operating loss of $12,000. The Partnership's share of ventures' income decreased primarily as a result of decreases in net income at both Central Plaza and the Camelot Apartments. Net income decreased at the Camelot Apartments as a result of an increase in expenses related to the preparation of the property for a possible sale during fiscal 1996. Net income at Central Plaza decreased as a result of a decline in tenant reimbursement revenues and an increase in repairs and maintenance expenses due to the unusually harsh winter weather.

      The Partnership's operating loss increased as a result of an increase in general and administrative expenses of approximately $16,000. General and administrative expenses increased mainly due to additional expenses incurred related to an independent valuation of the Partnership's operating properties which was commissioned in conjunction with management's ongoing refinancing efforts and portfolio management responsibilities.

                                     PART II
                                Other Information


Item 1. Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Income Properties, Inc. which is the General Partner of the Partnership and an affiliate of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Income Properties Three Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Income Properties, Inc. and its affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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


Date:  February 13, 1996