Form 10-Q
period 1996-03-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1996-05-10
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                     -10-
           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                March 31, 1996 and September 30, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                         March 31  September 30

Operating investment property, at cost:
   Land                                                $    950     $     950
   Building and improvements                              4,088         4,088
                                                       --------     ---------
                                                          5,038         5,038
   Less accumulated depreciation                         (1,338)       (1,287)
                                                       --------     ---------
      Net operating investment property                   3,700         3,751

Investments in joint ventures, at equity                  2,701         3,030
Cash and cash equivalents                                   572           296
Deferred expenses, net                                       63            74
Note and interest receivable, net                             -             -
                                                   ------------  ------------
                                                       $  7,036       $ 7,151
                                                       ========       =======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $          4   $         4
Accrued expenses                                             24            40
Mortgage note payable                                     1,486         1,549
Partners' capital                                         5,522         5,558
                                                      ---------      --------
                                                       $  7,036       $ 7,151
                                                       ========       =======


    STATEMENTS  OF CHANGES IN PARTNERS'  CAPITAL  (DEFICIT) For the six
            months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)



                                                    General          Limited
                                                    Partners         Partners
Balance at September 30, 1994                       $    (59)          $5,776
Cash distributions                                        (2)            (209)
Net income                                                 2              245
                                                  ----------         --------
Balance at March 31, 1995                           $    (59)          $5,812
                                                    ========           ======

Balance at September 30, 1995                       $    (61)          $5,619
Cash distributions                                        (2)            (209)
Net income                                                 2              173
                                                  ----------         --------
Balance at March 31, 1996                           $    (61)          $5,583
                                                    ========           ======



                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF INCOME
          For the three and six months ended March 31, 1996 and 1995
              (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                         March 31,              March 31,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

Revenues:
   Rental revenues               $    119     $ 119     $   239      $  239
   Interest income                      7         3          10           6
                                 --------  --------   ---------   ---------
                                      126       122         249         245

Expenses:
   Interest expense                    39        42          79          85
   Management fees                      4         4           8           8
   Depreciation expense                26        26          51          51
   General and administrative          87       138         175         210
                                 --------   -------     -------    --------
                                      156       210         313         354
                                 --------   -------     -------    --------
Operating loss                        (30)      (88)        (64)       (109)

Partnership's share of ventures'
 income                               122       195         239         356
                                ---------   -------    --------    --------

Net income                      $      92    $  107      $  175     $   247
                                =========    ======      ======     =======

Net income per Limited
 Partnership Unit                   $4.20     $4.99       $8.00      $11.34
                                    =====     =====       =====     =======
Cash distributions per Limited
  Partnership Unit                  $4.85     $4.85       $9.70     $  9.70
                                    =====     =====       =====     =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.

















                             See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CASH FLOWS For the six months
                   ended March 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net income                                        $     175       $    247
   Adjustments to reconcile net income to
    net cash used for operating activities:
     Depreciation expense                                   51             51
     Amortization of deferred financing costs               11             11
     Partnership's share of ventures' income              (239)          (356)
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                (16)            18
                                                    ----------      ---------
        Total adjustments                                 (193)          (276)
                                                     ---------       --------
        Net cash used for operating activities             (18)           (29)
                                                    ----------      ---------

Cash flows from investing activities:
   Distributions from joint ventures                       568            308
                                                     ---------      ---------

Cash flows from financing activities:
   Distributions to partners                              (211)          (211)
   Principal payments on mortgage note payable             (63)           (58)
                                                    ----------      ---------
         Net cash used for financing activities           (274)          (269)
                                                     ---------       --------

Net increase in cash and cash equivalents                  276             10

Cash and cash equivalents, beginning of period             296            217
                                                     ---------       --------

Cash and cash equivalents, end of period              $    572        $   227
                                                      ========        =======

Cash paid during the period for interest             $      68       $     74
                                                     =========       ========














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

     Summarized operating results of the three joint ventures for the three and six months ended March 31, 1996 and 1995 are as follows:

                   Condensed Combined Summary of Operations For the three and six months ended March 31, 1996 and 1995
                                 (in thousands)

                                      Three Months Ended      Six Months Ended
                                                  March 31,
               March 31,
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----

     Rental revenues and expense
        recoveries                $ 1,475      $1,585     $ 2,993     $ 3,109
     Interest and other income         80          37         126          75
                               ----------   ---------   ---------  ----------
                                    1,555       1,622       3,119       3,184

     Property operating expenses      708         637       1,403       1,258
     Interest expense                 440         432         870         861
     Depreciation and amortization       196      209         404         413
                                  ---------- --------   ---------  ----------
                                    1,344       1,278       2,677       2,532
                                ---------     -------    --------   ---------
     Net income                $      211     $   344    $    442   $     652
                               ==========     =======    ========   =========

     Net income:
     Partnership's share of
        combined income        $      147     $   220    $    289  $      406
     Co-venturers' share of
        combined income                64         124         153         246
                             ------------    --------   --------- -----------
                               $      211     $   344   $     442  $      652
                               ==========     =======   =========  ==========

             Reconciliation of Partnership's Share of Operations For the three and six months ended March 31, 1996 and 1995 (in thousands)

                                      Three Months Ended      Six Months Ended
                                                  March 31,
               March 31,
                                    1996        1995        1996         1995
                                    ----        ----        ----         ----

      Partnership's share of income,
         as shown above        $    147     $   220      $    289      $  406
      Amortization of excess basis       (25)     (25)        (50)        (50)
                                  ---------- --------  ----------    --------
      Partnership's share of
         ventures' income     $     122     $   195      $    239      $  356
                              =========     =======      ========      ======


     During the fourth quarter of fiscal 1995, management began to actively market the Camelot Apartments, in which the Partnership has a joint venture interest, for sale. In addition, the Partnership has engaged in preliminary discussions with its co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers have the right to match any third party offer obtained to buy the property. Subsequent to the end of the second quarter of fiscal 1996, the Partnership and the co-venture partners reached an agreement to sell the property to a third party prospective buyer for $15,150,000. The potential sale will be subject to the satisfactory completion of due diligence by the buyer. As a result, there can be no assurances that this sale transaction will be completed. If the proposed sale were to close, the Partnership's share of the net sale proceeds, after repayment of the outstanding mortgage indebtedness and the co-venture partners' share of the proceeds, would be expected to total approximately $5.9 million.


3.  Note and Interest Receivable, Net

    Note and interest receivable at March 31, 1996 and September 30, 1995 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of March 31, 1996 would be approximately $5,676,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of March 31, 1996. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

4.  Related Party Transactions

    Management fees earned by the Adviser totaled $8,000 for each of the six-month periods ended March 31, 1996 and 1995. Accounts payable affiliates at March 31, 1996 and September 30, 1995 consists of $4,000 of management fees payable to the Adviser at both dates.

    Included in general and administrative expenses for the six months ended March 31, 1996 and 1995 is $36,000 and $35,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

5.  Mortgage Note Payable and Contingencies

    The mortgage note payable at March 31, 1996 and September 30, 1995 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty.

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

    The Partnership is involved in certain other legal actions. At the present time, the General Partner cannot estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The average occupancy level at the Camelot Apartments decreased to 89% for the quarter ended March 31, 1996, down from 91% for the first quarter of fiscal 1996 and 96% for the fourth quarter of fiscal 1995. The capital improvement program implemented at the property in 1994, which included the continuation of a roof replacement process, combined with improved local market conditions, has enabled management to raise rental rates over the past year. Despite the drop in occupancy, fiscal year to date total revenues have remained relatively stable at Camelot. Given the current strength of the national real estate market with respect to multi-family apartment properties, management began to actively market this property for sale during the fourth quarter of fiscal 1995. In addition, the Partnership has engaged in preliminary discussions with its co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers have the right to match any third party offer obtained to buy the property. Subsequent to the end of the second quarter, the Partnership and the co-venture partners reached an agreement to sell the property to a third party prospective buyer for $5,150,000. The potential sale will be subject to the satisfactory completion of due diligence by the buyer. As a result, there can be no assurances that this sale transaction will be completed. If the proposed sale were to close, the Partnership's share of the net sale proceeds, after repayment of the outstanding mortgage indebtedness and the co-venture partners' share of the proceeds, would be expected to total approximately $5.9 million. The Camelot joint venture has two outstanding first mortgage loans which had a combined principal balance of $4,182,000 as of March 31, 1996. One of these first mortgage loans matured on January 1, 1996. The venture has reached an agreement with this lender for an eight-month extension of the maturity date to September 1, 1996 in return for a fee of $5,600. The venture's other first mortgage loan is scheduled to mature on July 1, 1997. The principal balance of the mortgage loan which matures in fiscal 1996 represents less than 20% of the total estimated market value of the venture's operating investment property. In light of the venture's low leverage level, the current favorable interest rate environment and the continued strong supply of capital for real estate lending, management expects to be able to secure a loan to refinance this maturing obligation if the sale transaction is not completed.

      The Partnership's three other properties are retail shopping centers, two of which are located in Florida and one of which is located in Texas. At the present time, real estate values for retail shopping centers in certain markets have begun to be adversely affected by overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy levels at all three of the Partnership's retail properties remain fairly strong, and operations to date have not been significantly affected by this general trend. At the Pine Trail Shopping Center, occupancy increased to 96% as of March 31, 1996, up from 95% as of December 31, 1995. The Pine Trail property did lose two tenants which had occupied 10,000 square feet during the first quarter of fiscal 1996. However, prior to the end of the first quarter, the leasing team executed new agreements to re-lease one-half of this vacated space. During the second quarter, the property's leasing team signed a 3,570 square foot lease with a restaurant/nightclub, which will take occupancy in July 1996. In January 1997, a lease with one of the Center's largest tenants, Marshalls, occupying 30,000 square feet, will expire. In accordance with the terms of the lease, this tenant must give notice to the owner by July 1996 if the tenant wishes to exercise its five-year option to renew its current lease. The property's leasing team is working diligently to retain this tenant. Capital improvements planned for the next quarter include a roof replacement on one of the buildings and an asphalt overlay on the portion of the property's parking lot serving a supermarket which is one of the property's anchor tenants.

      Central Plaza Shopping Center ended the second quarter at an 89% occupancy level, compared to 96% as of December 31, 1995. At the beginning of the second quarter, one tenant occupying 6,425 square feet moved out due to poor sales. Later in the quarter, the Center lost an eyecare retail tenant occupying 5,700 square feet, but this space was subsequently re-leased to a similar retailer that moved in subsequent to the end of the second quarter. Additionally, the property's leasing team is negotiating with three potential new tenants, each of which is interested in leasing approximately 2,500 square feet of space. One of the Center's current restaurant tenants is planning to begin an extensive renovation of its space at its own expense in the third quarter. A major roof project has been undertaken this quarter and, over the next two fiscal years, the property's management team intends to replace 56% of the roof, primarily in the area above the anchor tenants.

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

      At March 31, 1996, the Partnership had available cash and cash equivalents of $572,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended March 31, 1996

      Net income decreased by $15,000 for the three months ended March 31, 1996, as compared to the same period in the prior year, due to a decrease in the Partnership's share of ventures' income of $73,000. The Partnership's share of ventures' income decrease by $73,000 primarily due to a decrease in the net income of the Camelot Apartments joint of $52,000. Net income decreased at the Camelot Apartments mainly due to increases in expenses related to the preparation of the property for a possible sale during fiscal 1996 and additional advertising expenses incurred in order to attract prospective tenants due to the increase in the property's vacancy rate, as discussed further above. The decrease in the Partnership's share of ventures' income was partially offset by a decrease in the Partnership's operating loss of $58,000. The decline in the Partnership's operating loss was a result of a decrease in general and administrative expenses of $51,000. General and administrative expenses decreased primarily due to a decrease in legal and other professional fees incurred during the current three-month period in connection with the continued litigation against Mobil Oil Corporation, as discussed further above. Such expenses are expected to increase again once the scheduled trial date approaches.

Six Months Ended March 31, 1996

      Net income decreased by $72,000 for the six months ended March 31, 1996, as compared to the same period in the prior year, due to a decrease in the Partnership's share of ventures' income of $117,000. The Partnership's share of ventures' income decreased by $117,000 due to decreases in the net income at both the Camelot Apartments and Central Plaza joint venturees. Net income decreased at the Camelot Apartments mainly due to increases in expenses related to the preparation of the property for a possible sale during fiscal 1996 and additional advertising expenses incurred in order to attract prospective tenants due to the increase in the property's vacancy rate. Net income decreased at Central Plaza as a result of the decline in occupancy discussed further above and an increase in repairs and maintenance expenses due to the unusually harsh winter weather. The decrease in the Partnership's share of ventures' income was partially offset by a decrease in the Partnership's operating loss of $45,000. The decline in the Partnership's operating loss was primarily a result of a decrease in general and administrative expenses of $35,000. General and administrative expenses decreased mainly due to a decrease in legal and other professional fees incurred during the current six-month period in connection with the continued litigation against Mobil Oil Corporation, as discussed further above. Such expenses are expected to increases again once the scheduled trial date approaches.

                                     PART II
                                Other Information


Item 1. Legal Proceedings

     As previously disclosed, Third Income Properties, Inc., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in Paine Webber Income Properties Three Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the General Partner cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

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


Date:  May 12, 1996