Form 10-Q
period 1996-06-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1996-08-13
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                BALANCE SHEETS
               June 30, 1996 and September 30, 1995 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                       June 30    September 30
                                                       -------    ------------

Operating investment property, at cost:
   Land                                                $    950     $     950
   Building and improvements                              4,088         4,088
                                                       --------     ---------
                                                          5,038         5,038
   Less accumulated depreciation                         (1,364)       (1,287)
                                                       --------     ---------
                                                          3,674         3,751

Investments in joint ventures, at equity                  2,746         3,030
Cash and cash equivalents                                 6,450           296
Deferred expenses, net                                       58            74
                                                        -------       -------
                                                        $12,928       $ 7,151
                                                        =======       =======

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                          $      4      $      4
Accrued expenses                                             30            40
Mortgage note payable                                     1,453         1,549
Partners' capital                                        11,441         5,558
                                                        -------       -------
                                                        $12,928       $ 7,151
                                                        =======       =======


             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                (In thousands)

                                                        General      Limited
                                                        Partner      Partners
                                                        -------      -------

Balance at September 30, 1994                          $    (59)     $  5,776
Cash distributions                                           (3)         (314)
Net income                                                    2           236
                                                       --------      --------
Balance at June 30, 1995                               $    (60)     $  5,698
                                                       ========      ========

Balance at September 30, 1995                          $    (61)     $  5,619
Cash distributions                                           (3)         (314)
Net income                                                   62         6,138
                                                       --------      --------
Balance at June 30, 1996                               $     (2)     $ 11,443
                                                       ========      ========



                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1996 and 1995
                     (Unaudited) (In thousands, except per Unit data)

                                    Three Months Ended      Nine  Months Ended
                                         June 30,               June 30,
                                    ------------------    --------------------
                                     1996       1995       1996        1995
                                     ----       ----       ----        ----

Revenues:
   Rental revenues                $   119     $ 119    $    358      $  358
   Interest income                     17         4          27          10
                                  -------     -----    --------      ------
                                      136       123         385         368

Expenses:
   Interest expense                    39        40         118         125
   Management fees                      5         5          13          13
   Depreciation expense                26        26          77          77
   General and administrative          99       170         274         380
                                  -------     -----    --------      ------
                                      169       241         482         595
                                  -------     -----    --------      ------
Operating loss                        (33)     (118)        (97)       (227)

Partnership's share of
  ventures' income                     24       110         263         466

Partnership's share of gain
   on sale of operating
   investment property              6,034         -       6,034           -
                                  -------     -----     -------      ------

Net income (loss)                $  6,025    $   (8)     $6,200      $  239
                                 ========    ======      ======      ======

Per Limited Partnership Unit:

   Net income (loss)               $276.83   $ (0.37)    $284.83      $10.97
                                   =======   =======     =======      ======

   Cash distributions              $  4.85   $  4.85    $  14.55      $14.55
                                   =======   =======    ========      ======


   The above per Limited Partnership Unit information is based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.












                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                           STATEMENTS  OF CASH FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)

                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net income                                        $   6,200       $    239
   Adjustments to reconcile net income to
      net cash used in operating activities:
     Depreciation expense                                   77             77
     Amortization of deferred financing costs               16             16
     Partnership's share of ventures' income              (263)          (466)
   Partnership's share of gain on sale
     of operating investment property                   (6,034)             -
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                (10)             6
                                                     ---------         ------
        Total adjustments                               (6,214)          (367)
                                                     ---------         ------
        Net cash used in operating activities              (14)          (128)
                                                     ---------         ------

Cash flows from investing activities:
   Distributions from joint ventures                     6,581            554
   Additional investment in joint ventures                   -             (1)
                                                     ---------         ------
        Net cash provided by investing activities        6,581            553
                                                    ----------       --------

Cash flows from financing activities:
   Distributions to partners                              (317)          (317)
   Principal payments on mortgage note payable             (96)           (88)
                                                     ---------         ------
         Net cash used in financing activities            (413)          (405)
                                                     ---------         ------

Net increase in cash and cash equivalents                6,154             20

Cash and cash equivalents, beginning of period             296            217
                                                     ---------         ------

Cash and cash equivalents, end of period              $  6,450        $   237
                                                      ========        =======

Cash paid during the period for interest              $    102        $   109
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

2.  Related Party Transactions

     Management fees earned by the Adviser totalled $13,000 for each of the nine-month periods ended June 30, 1996 and 1995. Accounts payable affiliates at June 30, 1996 and September 30, 1995 consists of $4,000 of management fees payable to the Adviser at both dates.

     Included in general and administrative expenses for both of the nine-month periods ended June 30, 1996 and 1995 is $55,000, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

3.   Real Estate Investments

     As of June 30, 1996, the Partnership directly owns one operating investment property (Northeast Plaza) and has investments in three joint venture partnerships which own or owned operating properties as more fully described in the Partnership's Annual Report. The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

     On June 19, 1996, the joint venture, which owned the Camelot Apartments, sold the operating investment property for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership will make a special distribution to the Limited Partners from the Camelot sales proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds will be added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's three remaining investments.

     Summarized operating results of the three joint ventures for the three and nine months ended June 30, 1996 and 1995 are as follows:

                   Condensed  Combined  Summary of Operations
     For the three and nine months ended June 30, 1996 and 1995
                                (in thousands)

                                    Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                    ------------------      -----------------
                                    1996        1995        1996        1995
                                    ----        ----        ----        ----

  Rental revenues and
   expense recoveries              $1,499      $1,484      $4,492      $4,593
  Interest and other income             2          40         128         115
                                  -------      ------      ------      ------
                                    1,501       1,524       4,620       4,708

  Property operating expenses         789         665       2,192       1,923
  Interest expense                    440         432       1,310       1,293
  Depreciation and amortization       204         207         608         620
                                  -------      ------      ------      ------
                                    1,433       1,304       4,110       3,836
                                  -------      ------      ------      ------


  Operating income                     68         220         510         872
  Gain on sale of operating
    investment property            11,996           -      11,996           -
                                  -------      ------      ------      ------

  Net income                      $12,064     $   220     $12,506      $  872
                                  =======     =======     =======      ======

  Net income:
  Partnership's share of
     combined income             $  7,520    $    135    $  7,809      $  541
  Co-venturers' share of
     combined income                4,544          85       4,697         331
                                 --------    --------    --------      ------
                                 $ 12,064    $    220    $ 12,506      $  872
                                 ========    ========    ========      ======


             Reconciliation  of Partnership's  Share of Operations
     For the three and nine months ended June 30, 1996 and 1995 (in thousands)

                                    Three Months Ended      Nine  Months Ended
                                         June 30,                June 30,
                                   -------------------     ------------------
                                    1996        1995        1996         1995
                                    ----        ----        ----         ----

  Partnership's share of combined
     income, as shown above        $ 7,520     $   135     $ 7,809      $  541
  Amortization of excess basis      (1,462)        (25)     (1,512)        (75)
                                    -------    --------     -------    --------
  Partnership's share of
     ventures' net income          $ 6,058     $   110     $ 6,297      $  466
                                   =======     =======     =======      ======

    The Partnership's share of ventures' net income is presented as follows on the accompanying statements of operations (in thousands):

                                    Three Months Ended      Nine  Months Ended
                                         June 30,                June 30,
                                   -------------------     ------------------
                                    1996        1995        1996         1995
                                    ----        ----        ----         ----

  Partnership's share of ventures'
     income                       $   24     $   110    $    263      $  466
   Partnership's share of
     gain on sale of operating
     investment property           6,034           -       6,034           -
                                  ------     -------     -------       -----
                                 $ 6,058     $   110     $ 6,297      $  466
                                 =======     =======     =======      ======

4.  Note and Interest Receivable, Net

    Note and interest receivable at June 30, 1996 and September 30, 1995 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received accrues additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of June 30, 1996 would be approximately $5,872,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of June 30, 1996. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

5.  Mortgage Note Payable and Contingencies

    The mortgage note payable at June 30, 1996 and September 30, 1995 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty.

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

    As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. A jury trial is scheduled to commence on September 23, 1996. The outcome of these legal proceedings cannot presently be determined.

    The Partnership is involved in certain other legal actions. At the present time, the General Partner is unable to estimate what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      As previously reported, given the current strength of the national real estate market with respect to multi-family apartment properties, management began to actively market the Camelot Apartments for sale during the fourth quarter of fiscal 1995. In addition, the Partnership had engaged in preliminary discussions with its co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers had the right to match any third party offer obtained to buy the property. On June 19, 1996, the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership will make a special distribution to the Limited Partners from the Camelot sale proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds will be added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's three remaining investments. As a result of the sale of the Camelot property at a substantial gain on the Partnership's original investment, the return of the capital proceeds to the Limited Partners and the replenishing of the Partnership's cash reserve balances, management expects to be able to increase the Partnership's distribution rate for operating cash flow distributions in future quarters. Effective for the distribution to be made on November 15, 1996 for the quarter ended September 30, 1996, the distribution rate is expected to increase from 3% to 5% per annum on the $390.25 portion of a Limited Partner's original $1,000 investment which will remain following the special distribution of the Camelot proceeds.

      The Partnership's three remaining investment properties are retail shopping centers, two of which are located in Florida and one of which is located in Texas. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy levels at all three of the Partnership's retail properties remain fairly strong, and operations to date have not been significantly affected by this general trend. At the Pine Trail Shopping Center, occupancy increased to 97% as of June 30, 1996, up from 96% as of March 31, 1996. During the current quarter, the property's leasing team signed a new five-year lease with a bakery that is scheduled to open a 2,400 square foot store in September. In addition, the leasing team completed negotiations with an existing optical store for a five-year renewal of its lease at a rental rate significantly above the rate per square foot in this tenant's previous lease. There are now two vacant spaces at the Center, a 1,000 square foot space and a 7,400 square foot location. A lease with one of the Center's largest tenants, Marshalls, occupying 30,000 square feet, was due to expire in December 1996. Subsequent to the quarter-end, this tenant informed management of its intent to exercise a five-year renewal option of this lease obligation. Capital improvements completed during the quarter ended June 30, 1996 included a roof replacement for a 12,000 square foot portion of the Center.

      Central Plaza Shopping Center ended the third quarter at a 92% occupancy level, compared to 89% as of March 31, 1996. The increase in occupancy is the result of the move-in of a 5,700 square foot retail eye care tenant. In addition, the property's leasing team is marketing a number of small spaces currently available at the Center. During the current quarter, roof replacement work began on the roofs above the spaces occupied by the Center's two anchor tenants, Best Buy and Service Merchandise. Additionally, the parking lot was re-striped during the quarter.

      As discussed in the Partnership's Annual Report, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil Oil Corporation was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. A jury trial is scheduled to commence on September 23, 1996. The outcome of these legal proceedings cannot presently be determined.

      At June 30, 1996, the Partnership had available cash and cash equivalents of $6,450,000. Such balance includes the Partnership's share of the proceeds of the Camelot sale transaction discussed further above. As noted above, approximately $5.4 million of such proceeds will be distributed to the Limited Partners on August 15, 1996. The remaining balance of the cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended June 30, 1996

      The Partnership reported net income of $6,025,000 for the three months ended June 30, 1996, as compared to a net loss of $8,000 for the same period in the prior year. The Partnership's net income for the current three-month period is a result of the Partnership's share of the gain recognized from the sale of the Camelot Apartments, as discussed above. The gain recognized by the Camelot joint venture totalled $11,996,000 and the Partnership's share of such gain amounted to $6,034,000, net of the write-off of the unamortized balance of the Partnership's excess basis in the Camelot joint venture of $1,437,000. The Partnership's share of ventures' income (excluding the gain on the sale of the Camelot Apartments) decreased by $86,000 for the three months ended June 30, 1996, when compared to the same period in the prior year. The primary reasons for this decline were an increase in real estate taxes at Central Plaza and higher repairs and maintenance expenses at Pine Trails and Camelot in the current three-month period.

      The Partnership's operating loss decreased by $85,000 for the three months ended June 30, 1996, when compared to the same period in the prior year.
Operating loss decreased mainly as a result of a decrease in general and administrative expenses of $71,000 and an increase in interest income of $13,000. General and administrative expenses decreased primarily as a result of incremental expenses incurred in the prior year relating to the annual independent valuation of the Partnership's operating properties. Interest income increased due to the higher average outstanding cash balances during the current three-month period resulting from the receipt of the Camelot sale proceeds.

Nine Months Ended June 30, 1996

      The Partnership reported net income of $6,200,000 for the nine months ended June 30, 1996, as compared to net income of $239,000 for the same period in the prior year. The substantial increase in the Partnership's net income for the current nine-month period is primarily a result of the Partnership's share of the gain from the sale of the Camelot Apartments, as discussed above. Partially offsetting the gain on the Camelot sale, the Partnership's share of ventures' income decreased by $203,000, when compared to same period in the prior year. This unfavorable change in the Partnership's share of ventures' income was primarily a result of an increase in combined property operating expenses. These expenses increased mainly as a result of higher repairs and maintenance expenses at the Camelot joint venture relating to the preparation of the property for sale, an increase in real estate taxes at Central Plaza and an increase in maintenance expenses at the Pine Trail for the current nine-month period.

      The Partnership's operating loss decreased by $130,000 for the nine months ended June 30, 1996, when compared to the same period in the prior year.
Operating loss decreased mainly as a result of a decrease in general and administrative expenses of $106,000 and an increase in interest income of $17,000. General and administrative expenses decreased primarily as a result of incremental expenses incurred in the prior year relating to the annual independent valuation of the Partnership's operating properties. A decrease in legal expenditures relating to the Mobil litigation discussed above also contributed to the decrease in general and administrative expenses for the current nine-month period. Interest income increased due to the higher average outstanding cash balances during the current nine-month period resulting from the receipt of the Camelot sale proceeds.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

     As discussed in prior quarterly and annual reports, in November 1994 a series of purported class actions (the "new York Limited Partnership Actions") were filed in the United State District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Income Properties, Inc., which is the General Partner of the Partnership and an affiliate of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partner, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described in prior reports, and seeks compensatory damages of $3.4 million plus punitive damages.

     The  status of the  other  litigation  involving  the  Partnership  and its
General Partner remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


Date:  August 13, 1996