Form 10-K405
period 1996-09-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1997-01-15
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     X
                              -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                     ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                     DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of registrant dated                                 Part IV
December 3, 1980, as supplemented

          PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                1996 FORM 10-K

                              TABLE OF CONTENTS

PART   I                                                                 Page

Item  1           Business                                               I-1

Item  2           Properties                                             I-3

Item  3           Legal Proceedings                                      I-3

Item  4           Submission of Matters to a Vote of Security Holders    I-5

PART  II

Item  5           Market for the Partnership's Limited Partnership
                     Interests and  Related Security Holder Matters      II-1

Item  6           Selected Financial Data                                II-1

Item  7           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 II-2

Item  8           Financial Statements and Supplementary Data            II-5

Item  9           Changes in and Disagreements with Accountants on
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

Item 12           Security Ownership of Certain Beneficial Owners
                     and Management                                      III-3

Item 13           Certain Relationships and Related Transactions         III-3

PART  IV

Item 14           Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                          IV-1

SIGNATURES                                                               IV-2

INDEX TO EXHIBITS                                                        IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       F-1 to F-32

                                    PART I

Item 1.  Business

      Paine Webber Income Properties Three Limited Partnership (the "Partnership") is a limited partnership formed in June 1980 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing properties including shopping centers and apartment complexes. The Partnership sold $21,550,000 in Limited Partnership units (the "Units"), representing 21,550 Units at $1,000 per unit, during the offering period pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 2-68360). Limited Partners will not be required to make any additional contributions.

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties. As discussed below, through September 30, 1996 three of the operating properties had been sold, including one during fiscal 1996. As of September 30, 1996, the Partnership owned, directly or through joint venture partnerships, the properties or interests in the properties set forth in the following table:

Name of Joint Venture                                    Date of
Name and Type of Property                                Acquisition of    Type of
Location                                    Size         Interest          Ownership (1)
-------------------------------------       ----         ----------        -------------

Boyer Lubbock Associates                    151,857       6/30/81          Fee ownership of land
Central Plaza Shopping Center               gross                          and improvements
Lubbock, Texas                              leasable                       (through joint venture).
                                            sq. ft.

Northeast Plaza Shopping Center             121,005       9/25/81          Fee ownership of land
Sarasota, Florida                           gross                          and improvements subject
                                            leasable                       to a master lease.
                                            sq. ft.

Pine Trail Partnership                      266,042      11/12/81          Fee ownership of
Pine Trail Shopping Center                  gross                          improvements and 23
West Palm Beach, Florida                    leasable                       acres of land (through
                                            sq. ft.                        joint venture).Approximately
                                                                           4 acres of land is subject
                                                                           to ground leases.

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

    The Partnership previously had investment interests in the Briarwood Joint Venture, which owned the Briarwood Apartments and Gatewood Apartments in Bucks County, Pennsylvania, and Camelot Associates, which owned the Camelot Apartments in Fairfield, Ohio. On December 20, 1984, the Partnership sold its investment in the Briarwood Joint Venture for cash of $7,490,000 and a note receivable. See
Note 6 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction. On June 19, 1996, Camelot Associates sold Camelot Apartments to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. See Note 5 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction.

    The Partnership's investment objectives are to:

(1) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
(2) preserve  and protect  Limited  Partners'  capital;
(3) achieve  long-term appreciation  in the  value of its  properties;  and
(4) provide a build up of equity through the reduction of mortgage loans on its properties.

    Through September 30, 1996, the Limited Partners had received cumulative cash distributions totalling approximately $27,744,000, or approximately $1,314 per original $1,000 investment for the Partnership's earliest investors. Of the total distributions, approximately $7,623,000, or approximately $354 per original $1,000 investment, represents proceeds from the sale of the Briarwood and Gatewood Apartments in fiscal 1985 and approximately $5,517,000, or $256 per original $1,000 investment, represents proceeds from the sale of the Camelot Apartments in fiscal 1996. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. The Partnership is currently paying quarterly distributions of excess cash flow at the rate of 3% per annum on a remaining capital account balance of $390.25 per original $1,000 investment. In addition, the Partnership retains its ownership interest in three of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at all three of the Partnership's retail shopping centers remain high and operations to date do not appear to have been affected by this general trend.

      As discussed further in the notes to the financial statements, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to agree on the amount of the damages. A settlement was not reached at the mediation, but discussions are continuing. If a settlement is not reached, a jury trial is expected to commence sometime in early April 1997.

    The Partnership's three remaining operating properties are all retail shopping centers which are located in real estate markets in which they face significant competition for the revenues they generate. The shopping centers compete for long-term retail tenants with numerous projects of similar type generally on the basis on location, rental rates, tenant mix and tenant improvement allowances.

    The Partnership has no real estate investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), which is responsible for the day-to-day operations of the Partnership. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber").

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

Item 2.  Properties

    As of September 30, 1996, the Partnership owned one property directly and owned interests in two operating properties through joint venture partnerships. Such properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

    Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:


                                           Percent Leased At
                             -------------------------------------------------
                                                                       Fiscal
                                                                       1996
                              12/31/95   3/31/96    6/30/96   9/30/96  Average
                              --------   -------    -------   -------  -------

Camelot Apartments (1)          91%       89%        N/A       N/A      N/A

Central Plaza                   96%       89%       92%        92%       93%

Northeast Plaza Shopping
  Center                       100%      100%      100%       100%      100%

Pine Trail Shopping Center      95%       96%       97%        97%       96%


(1)  Property was sold on June 19, 1996.

Item 3.  Legal Proceedings

    As further discussed in Item 7, during fiscal 1993 the Partnership filed suit against Mobil Oil Corporation because of Mobil's failure to compensate the Partnership under the terms of an indemnification agreement between the parties related to the soil and ground water contamination affecting the Partnership's Northeast Plaza Shopping Center investment. Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to agree on the amount of the damages. A settlement was not reached at the mediation, but discussions are continuing. If a settlement is not reached, a jury trial is expected to commence sometime in early April 1997. The outcome of these legal proceedings cannot presently be determined.

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Income Properties, Inc., which is a General Partner of the Partnership and an affiliate of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in Paine Webber Income Properties Three Limited Partnership, PaineWebber, Third Income Properties, Inc. failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Three Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber and Third Income Properties, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and Third Income Properties, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

     Mediation with respect to the Bandrowski action described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for a complete resolution of the action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

    Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

    The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                    PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At September 30, 1996, there were 1,584 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The General Partner will not redeem or repurchase Units.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1996.

Item 6.  Selected Financial Data

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                   Years Ended September 30,
                       -------------------------------------------------------
                           1996       1995         1994      1993       1992
                           ----       ----         ----      ----       ----

Revenues               $   562       $   492     $   483   $   483    $   491

Operating loss         $   (80)      $  (246)    $  (197)  $  (154)   $  (229)

Partnership's share
of ventures' income    $   696       $   510     $   442   $   332    $   351

Partnership's share
  of gain on sale of
  operating investment
  property             $ 5,926             -           -         -          -

Net income             $ 6,542       $   264     $   245   $   178    $   122

Per Limited
  Partnership Unit:
   Net income          $300.56       $ 12.14     $ 11.26   $  8.16     $  5.61

   Cash distributions
     from operations   $ 19.40       $ 19.40     $ 19.40   $ 19.40     $ 38.80

   Cash distributions
     from sale
     transactions      $256.00            -          -         -           -

Total assets           $ 7,645       $ 7,151     $ 7,429   $ 8,271    $ 8,537

Mortgage note payable  $ 1,420       $ 1,549     $ 1,667   $ 2,245    $ 2,276

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 21,550 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES


      The Partnership offered limited partnership interests to the public from December 1980 to December 1981 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $21,550,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $18,802,000 was originally invested in six operating investment properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1996, the three multi-family apartment properties have been sold, including one during fiscal 1996. Of the three remaining retail properties, two are owned through joint venture partnerships and one is owned directly. At the present time, the Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments to pay for its share of certain required capital improvement expenses.

      As previously reported, given the current state of the national real estate market with respect to multi-family apartment properties, management began to actively market the Camelot Apartments for sale to prospective third party buyers during the second quarter of fiscal 1996. In addition, the Partnership had engaged in preliminary discussions with its Camelot co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers had the right to match any third party offer obtained to buy the property. After widely marketing the property for sale, on June 19, 1996 the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership made a special distribution to the Limited Partners from the Camelot sale proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds were added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's three remaining investments. As a result of the sale of the Camelot property at a substantial gain on the Partnership's original investment, the return of the capital proceeds to the Limited Partners and the replenishing of the Partnership's cash reserve balances, management
increased  the   Partnership's   distribution   rate  for  operating  cash  flow
distributions in future quarters. Effective for the distribution made on November 15, 1996 for the quarter ended September 30, 1996, the distribution rate increased from 3% to 5% per annum on the $390.25 remaining portion of a Limited Partner's original $1,000 investment.

      The operations of the Partnership's two joint venture investment properties are stable and producing excess cash flow as of September 30, 1996. The occupancy level at Pine Trail Shopping Center in West Palm Beach, Florida, improved to 97% at fiscal year-end 1996, up from 96% at the end of 1995. In the first quarter of fiscal year 1996, two tenants left the Center creating approximately 11,200 square feet of newly available space. Six new tenants took occupancy during the fiscal year for a total of 12,600 square feet. In addition, the property's leasing agents were able to extend or renew the leases of three existing tenants, including the national retailer Marshalls. These tenants occupy a total of approximately 37,000 square feet, or 13% of the Center's leasable area, and each committed to a five-year extension/renewal of their lease. Property improvements completed during the year included resurfacing of the parking areas in front of the Center's anchor tenants and installing a new roof on a 12,000 square foot portion of the Center. Additionally, during the year two tenants, at their own expense, completed extensive renovations to their spaces, showing continuing commitment to long-term tenancy at the Center. Subsequent to the end of the fourth quarter, the property's leasing team signed a lease with a new tenant for 1,100 square feet, leaving only one vacant shop space at the Center. This 7,400 square foot vacancy continues to attract interest from potential tenants. However, the leasing plan is to rent the entire space to a single tenant which would be expected to attract additional shoppers to the area. The leasing team is continuing its efforts to interest potential tenants fitting this profile. Five of the Center's smaller tenant leases, representing a total of 8,645 square feet, are scheduled to expire in fiscal 1997.

      At Central Plaza Shopping Center in Lubbock, Texas, the occupancy level was 92% as of September 30, 1996, unchanged from its level of one year ago. During the year, two tenants that occupied a total of 12,125 square feet left the Center. However, the property's leasing agents were successful in signing three new leases with tenants that now occupy a total of 11,250 square feet. In addition, the property's leasing team extended the 5,600 square foot lease of an existing tenant by negotiating an amendment that resulted in a higher effective rental rate. In the fourth fiscal quarter, the Partnership and its joint venture partner contracted for the services of a new leasing and management company to represent the property. It is anticipated that the new firm's contacts and experience will stimulate new leasing activity for the remaining vacant spaces at the Center. None of the Center's existing leases expire before January 1999. Subsequent to the end of the fiscal year, one of the Center's restaurant tenants completed extensive renovations at its own expense and changed its theme to a seafood menu from American-style cuisine. The changes are expected to increase traffic at the Center. Property improvements completed during the fiscal year included roof replacement above the spaces occupied by the Center's anchor tenants and the restriping of the parking lot.

      As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to agree on the amount of the damages. A settlement was not reached at the mediation, but discussions are continuing. If a settlement is not reached, a jury trial is expected to commence sometime in early April 1997. The outcome of these legal proceedings cannot presently be determined. The Northeast Plaza property, which the Partnership master leases to a local manager/operator, was 100% occupied as of September 30, 1996. Leases with three tenants occupying 3,300 square feet of space are scheduled to expire in fiscal 1997.

      Each of the Partnership's three remaining properties are retail shopping centers. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at all three of the Partnership's retail shopping centers remain high and operations to date do not appear to have been affected by this general trend. It remains unclear at this time what impact, if any, this general trend will have on the future operations and/or market values of the
Partnership's retail properties. It is possible that the current market conditions for retail properties in general will affect the timing of the dispositions of the remaining investments. If favorable sales opportunities are not available in the near term, the Partnership may continue to hold the investments and, where necessary, obtain assumable mortgage financing which would allow the Partnership the greatest flexibility to pursue future sales opportunities when such market conditions improve. The mortgage debt secured by the Pine Trail Shopping Center, which bears interest at 12% per annum, contained a prohibition on prepayment until November 1, 1996. This mortgage note is not scheduled to mature until January 2001. Nonetheless, management has been investigating whether a refinancing transaction can be accomplished which would provide a more favorable interest rate along with the desired assumability. At the present time, management continues to work to identify potential sources capable of providing the required financing.

      At September 30, 1996, the Partnership had available cash and cash equivalents of $1,000,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

RESULTS OF OPERATIONS
1996 Compared to 1995
---------------------

      The Partnership's net income increased by $6,278,000 during fiscal 1996, when compared to the prior year. The substantial increase in the Partnership's net income for the current fiscal year is primarily the result of the Partnership's share of the gain from the sale of the Camelot Apartments, as discussed above. The gain recognized by the Camelot joint venture totaled $12,089,000 and the Partnership's share of such gain amounted to $5,926,000, net of the write-off of the unamortized balance of the Partnership's excess basis in the Camelot joint venture of $1,506,000. In addition, the Partnership's share of ventures' operating income increased by $186,000, when compared to the prior year. The Partnership's share of ventures' operating income increased primarily due to an increase in the portion of the income allocated to the Partnership from the Central Plaza joint venture. The joint venture's income allocation primarily follows the allocation of cash distributions. The Partnership was allocated 100% of the cash distributions from Central Plaza during fiscal 1996 as compared to approximately 60% of cash distributions during the prior year. While fiscal 1996 net income increased by only $65,000 at Central Plaza, the Partnership's share of the venture's income increased by $224,000. Net income at Central Plaza increased in fiscal 1996 primarily due to an increase in revenues resulting from higher average rental rates. The increase in the Partnership's share of venture's income from Central Plaza was partially offset by a decrease in operating income from the Camelot Apartments due to the sale of the property on June 19, 1996.

      A decrease in the Partnership's operating loss of $166,000 also contributed to the increase in net income in fiscal 1996. Operating loss decreased due to an increase in interest income of $70,000 and a decrease in general and administrative expenses of $85,000. Interest income increased due to the higher average outstanding cash balances resulting from the temporary investment of the Camelot sale proceeds pending the special distribution to the Limited Partners which occurred on August 15, 1996. General and administrative expenses decreased primarily as a result of incremental expenses incurred in the prior year relating to an independent valuation of the Partnership's operating properties.

1995 Compared to 1994
---------------------

      The Partnership's net income increased by $19,000 during fiscal 1995, when compared to fiscal 1994, mainly due to an increase in the Partnership's share of ventures' income of $68,000 which was partially offset by an increase in the general and administrative expenses of $51,000. General and administrative expenses increased mainly due to increased legal and appraisal costs resulting from the continued litigation against Mobil Oil Corporation, as discussed further above. The Partnership's share of ventures' income increased primarily due to an increase in net income at the Pine Trail joint venture. Net income at Pine Trail increased as a result of an increase in rental income due to higher average occupancy rates when compared to fiscal 1994. The Pine Trails Shopping Center had an average occupancy level of 96% for fiscal 1995, as compared to 93% for fiscal 1994. The Partnership's share of ventures' income also increased because the Partnership was allocated a higher percentage of the net income from the Camelot joint venture when compared to fiscal 1994. Although net income decreased slightly at Camelot as a result of an increase in maintenance expenses, the Partnership was allocated a larger percentage of the net income due to the method of allocation specified in the joint venture agreement. The increase in the Partnership's share of income from the Pine Trail and Camelot joint ventures was partially offset by a decrease in the Partnership's share of income from Central Plaza. Net income was down at Central Plaza as a result of a decline in average occupancy compared to fiscal 1994. Occupancy at Central Plaza declined from 96% for fiscal 1994 to 93% for fiscal 1995 mainly due to a 6,000 square foot tenant that vacated the property in the second quarter of fiscal 1995.

1994 Compared to 1993
---------------------

    The Partnership's net income increased by $67,000 during fiscal 1994 when compared to fiscal 1993. The increase was the result of an increase in the Partnership's share of ventures' income of $111,000 and a decrease in interest expense of $90,000 as a result of the March 1994 refinancing of the Northeast Plaza note payable. The Partnership's share of ventures' income increased mainly due to an increase in net income at the Pine Trail Shopping Center. Net income at Pine Trail increased as a result of an increase in rental revenues and a decrease in operating expenses. Rental revenues increased mainly due to an increase in the average occupancy of the center for fiscal 1994 versus fiscal 1993. Property operating expenses decreased as a result of an improvement program which took place in fiscal 1993 and resulted in higher than normal repairs and maintenance expenses in that year. The net operating results of the Central Plaza joint venture also improved slightly during fiscal 1994 due to a modest increase in rental revenues. The net operating income of the Camelot joint venture decreased slightly in fiscal 1994 as revenues remained flat while certain property operating expenses increased over fiscal 1993. Interest expense decreased in fiscal 1994 as a result of the accrual of default interest during fiscal 1993 while the Northeast Plaza refinancing efforts were in process. These favorable changes in net income were partially offset by an increase in the Partnership's general and administrative expenses. The higher general and administrative expenses in fiscal 1994 reflected an increase in legal fees in connection with the ongoing Mobil litigation referred to above, as well as certain additional costs related to an independent valuation of the Partnership's operating properties which was in process in conjunction with management's ongoing refinancing and portfolio management responsibilities.

Inflation
---------

   The Partnership completed its fifteenth full year of operations in fiscal 1996 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

   Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. The master lease on the Partnership's wholly-owned retail shopping center requires the lessee to pay all of the expenses associated with operating the property. Furthermore, many of the existing leases with tenants at the Partnership's two joint venture owned retail shopping centers contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

   (a) and (b) The names and ages of the directors and principal executive officers of the General Partner of the Partnership are as follows:
                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin          President and Director              37        8/22/96
Terrence E. Fancher     Director                            43        10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       49        10/29/85
James A. Snyder         Senior Vice President               51        7/6/92
David F. Brooks         First Vice President and
                          Assistant Treasurer               54        6/13/80 *
Timothy J. Medlock      Vice President and Treasurer        35        6/1/88
Thomas W. Boland        Vice President                      34        12/1/91

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

      Bruce J. Rubin is President and Director of the General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August
1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

      James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

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

    Thomas W. Boland is a Vice President of the General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's General Partner receive no current or proposed remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits or losses. These items are described under Item 13.

    The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 3% to 6% per annum on remaining invested capital over the past five years. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

Item 13.  Certain Relationships and Related Transactions

      The General Partner of the Partnership is Third Income Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). Subject to the General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partner, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $17,000 for the year ended September 30, 1996. No incentive management fees were earned during the year ended September 30, 1996.

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1996 is $68,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1996.


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

                                      PAINE WEBBER INCOME PROPERTIES
                                            LIMITED PARTNERSHIP



                                      By:  Third Income Properties, Inc.
                                               General Partner



                                     By:  /s/ Bruce J. Rubin
                                          ---------------------
                                          Bruce J. Rubin
                                          President and Chief Executive Officer



                                     By:  /s/ Walter V. Arnold
                                          --------------------
                                          Walter V. Arnold
                                          Senior Vice President and
                                          Chief Financial Officer



                                     By:  /s/ Thomas W. Boland
                                         --------------------
                                         Thomas W. Boland
                                         Vice President

Dated:  January 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 13, 1997
   ----------------------                             ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date: January 13, 1997
   ----------------------                             ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

               PAINE WEBBER PROPERTIES THREE LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS

                                                      PAGE   NUMBER   IN   THE REPORT
EXHIBIT NO. DESCRIPTION OF DOCUMENT                   OR OTHER REFERENCE
----------- ------------------------                  -------------------------------
(3) and (4) Prospectus of the Registrant              Filed with  the Commission
            dated December 3, 1980, supplemented,     pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed  with the Commission
            exhibits to registration statements and   pursuant to Section 13or 15(d)
            amendments thereto of the registrant      of the Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the year
                                                      ended September 30, 1996 has
                                                      been sent to the Limited Partners.
                                                      An  Annual  Report  will be sent to
                                                      the Limited Partners subsequent to
                                                      this filing.


(22)        List of Subsidiaries                      Included  in  Item  1 of Part I of this
                                                      Report   Page  I-1,  to which reference
                                                      is hereby made.

(27)        Financial Data Schedule                   Filed  as  last  page of EDGAR
                                                      submission following the Financial
                                                      Statements  and Financial
                                                      Statement Schedule required by
                                                      Item 14.


                          ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A) (1) AND (2) AND 14(D)

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     REFERENCE
                                                                     ---------

PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP:

    Report of independent auditors - Ernst & Young LLP                  F-2

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-3

    Balance sheets at September 30, 1996 and 1995                       F-4

    Statements of income for the years ended September 30, 1996,
      1995 and 1994                                                     F-5

    Statements of changes in partners' capital (deficit) for the
       years ended September 30, 1996, 1995 and 1994                    F-6

    Statements of cash flows for the years ended  September 30,
      1996, 1995 and 1994                                               F-7

    Notes to financial statements                                       F-8

    Schedule III - Real Estate and Accumulated Depreciation             F-20

COMBINED  JOINT  VENTURES  OF  PAINEWEBBER  INCOME  PROPERTIES  THREE  LIMITED
PARTNERSHIP

    Report of independent auditors - Ernst & Young LLP                  F-21

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-22

    Combined balance sheets as of September 30, 1996 and 1995           F-23

    Combined statements of income and changes in venturers'
       capital for the years ended September 30, 1996, 1995 and 1994    F-24

    Combined  statements of cash flows for the years ended
      September 30, 1996, 1995 and 1994                                 F-25

    Notes to combined financial statements                              F-26

    Schedule III - Real Estate and Accumulated Depreciation             F-32

Other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto.

                       REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Three Limited Partnership:

    We have audited the accompanying balance sheets of Paine Webber Income Properties Three Limited Partnership as of September 30, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Camelot Associates (a partnership in which the Partnership had a 50% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Camelot Associates, it is based solely on their report. In the financial statements, the Partnership's investment in Camelot Associates is stated at $103,000 at September 30, 1995, the Partnership's share of the venture's income of Camelot Associates is stated at $190,000, $292,000 and $273,000 for the years ended September 30, 1996, 1995 and 1994, respectively, and the Partnership's share of gain on sale of operating investment property is stated at $7,432,000 for the year ended September 30, 1996.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Three Limited Partnership at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /S/ ERNST & YOUNG LLP
                                              ERNST & YOUNG LLP







Boston, Massachusetts
January 10, 1997

                      Report of Independent Accountants



To the Venturers of
Camelot Associates:

    We have audited the accompanying balance sheets of Camelot Associates (an Ohio Partnership) as of June 19, 1996 and September 30, 1995, and the related statements of income, venturers' deficit and cash flows for the period October 1, 1995 to June 19, 1996 and for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Associates (an Ohio Partnership) as of June 19, 1996 and September 30, 1995, and the results of its operations and its cash flows for the period October 1, 1995 to June 19, 1996 and for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

    As described in Note 1, the partnership sold its operating properties in 1996.




                          /s/ Coopers & Lybrand L.L.P.
                            Coopers & Lybrand L.L.P.






Cincinnati, Ohio
January 10, 1997

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1996 and 1995
                   (In thousands, except per Unit amounts)

                                    ASSETS
                                                             1996       1995
                                                             ----       ----

Operating investment property, at cost:
   Land                                                  $    950   $     950
   Building and improvements                                4,088       4,088
                                                         --------   ---------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,389)     (1,287)
                                                          -------   ---------
      Net operating investment property                     3,649       3,751

Investments in joint ventures, at equity                    2,844       3,030

Cash and cash equivalents                                   1,000         296
Accounts receivable                                            99           -
Deferred expenses, net of accumulated amortization
   of $53 ($32 in 1995)                                        53          74
Note and interest receivable, net                               -           -
                                                         --------   ---------
                                                         $  7,645   $   7,151
                                                         ========   =========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                            $      4   $       4
Accrued expenses                                               60          40
Mortgage note payable                                       1,420       1,549
                                                        ---------   ---------
          Total liabilities                                 1,484       1,593


Partners' capital:
  General Partner:
   Capital contribution                                         1           1
   Cumulative net income                                      146          81
   Cumulative cash distributions                             (147)       (143)

  Limited Partners ($1,000 per Unit; 21,550 Units issued):
   Capital contributions, net of offering costs            19,397      19,397
   Cumulative net income                                   14,508       8,031
   Cumulative cash distributions                          (27,744)    (21,809)
                                                         --------    --------
          Total partners' capital                           6,161       5,558
                                                         --------     -------
                                                         $  7,645     $ 7,151
                                                         ========     =======








                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
            For the years ended September 30, 1996, 1995 and 1994
                   (In thousands, except per Unit amounts)


                                                1996         1995       1994
                                                ----         ----       ----
REVENUES:
   Rental revenues                            $   478   $     478    $    478
   Interest income                                 84          14           5
                                              -------   ---------    --------
                                                  562         492         483

EXPENSES:
   Interest expense                               155         166         159
   Management fees                                 17          17          17
   Depreciation expense                           102         102         102
   General and administrative                     368         453         402
                                             --------  ----------   ---------
                                                  642         738         680
                                             --------  ----------   ---------

Operating loss                                    (80)       (246)       (197)

Partnership's share of ventures' income           696         510         442

Partnership's share of gain on sale
  of operating investment property
  (net of write-off of unamoritized excess
  basis of $1,506)                              5,926           -           -
                                             --------  ----------  ----------

NET INCOME                                   $  6,542  $     264   $      245
                                             ========  =========   ==========


Net income per Limited Partnership Unit       $300.56     $12.14      $ 11.26
                                              =======     ======      =======

Cash distributions per Limited
  Partnership Unit                            $275.40     $19.40      $ 19.40
                                              =======     ======      =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Limited Partnership Units outstanding during each year.














                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1996, 1995 and 1994
                                 (In thousands)

                                          General     Limited
                                          Partner     Partners      Total
                                          -------     --------      -----


Balance at September 30, 1993            $  (57)     $5,950         $5,893

Cash distributions                           (4)       (418)          (422)

Net income                                    2         243            245
                                         ------      ------         ------

BALANCE AT SEPTEMBER 30, 1994               (59)      5,775          5,716

Cash distributions                           (4)       (418)          (422)

Net income                                    2         262            264
                                         ------      ------         ------

BALANCE AT SEPTEMBER 30, 1995               (61)      5,619          5,558

Cash distributions                           (4)     (5,935)        (5,939)

Net income                                   65       6,477          6,542
                                         ------     -------        -------

BALANCE AT SEPTEMBER 30, 1996            $    -      $6,161         $6,161
                                         ======      ======         ======























                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                                 $ 6,542     $   264    $    245
   Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
      Depreciation                                102         102         102
      Amortization of deferred financing
       costs                                       21          21          11
      Partnership's share of ventures' income    (696)       (510)       (442)
      Partnership's share of gain on sale
        of operating investment property       (5,926)          -           -
      Changes in assets and liabilities:
         Accounts payable - affiliates              -           -         (25)
         Accrued expenses                          20          (2)         15
         Default interest payable                   -           -         (77)
                                             --------     -------     -------
           Total adjustments                   (6,479)       (389)       (416)
                                             --------     -------     -------
           Net cash provided by (used in)
            operating activities                   63        (125)       (171)

Cash flows from investing activities:
   Distributions from joint ventures            6,709         745         775

Cash flows from financing activities:
   Distributions to partners                   (5,939)       (422)       (422)
   Proceeds from issuance of mortgage
      note payable                                  -           -       1,722
   Principal payments on mortgage note
      payable                                    (129)       (118)     (1,741)
   Payment of loan fees and expenses                -           -        (106)
                                             --------     -------     -------
           Net cash used in financing
              activities                       (6,068)       (540)       (547)
                                             --------     -------     -------

Net increase in cash and cash equivalents         704          80          57

Cash and cash equivalents, beginning
  of year                                         296         216         159
                                             --------     -------      ------

Cash and cash equivalents, end of year       $  1,000   $     296    $    216
                                             ========   =========    ========

Cash paid during the year for interest       $    134   $     145    $    226
                                             ========   =========    ========












                            See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS

1.   Organization and Nature of Operations

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

         The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1996, the three multi-family apartment properties have been sold, including one during fiscal 1996 (see Note 5). Of the three remaining retail properties, two are owned through joint venture partnerships and one is owned directly. See Notes 4 and 5 for a further discussion of the Partnership's remaining real estate investments.

2.   Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

         The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which own operating properties. The Partnership accounts for its investments in joint venture partnerships using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of the joint venture partnerships.

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

         The Partnership carries its operating investment property at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The Partnership's operating investment property is considered to be held for long-term investment purposes as of September 30, 1996 and 1995. Depreciation on the operating investment property has been provided on the straight-line method based upon an estimated useful life of 40 years for the building and improvements.

         The  Partnership  has  reviewed  FAS  No.  121,   "Accounting  for  the
     Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

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

         The cash and cash equivalents, accounts receivable, accounts payable and accrued expenses appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of September 30, 1996 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of FAS 107. The fair value of the mortgage note payable is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement. Information regarding the fair value of the Partnership's mortgage note payable is provided in Note 7.

         No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   The Partnership Agreement and Related Party Transactions

         The General Partner of the Partnership is Third Income Properties, Inc. (the "General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). Subject to the General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber. The General Partner, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership investments.

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

         Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser earns a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $17,000 for each of the three years ended September 30, 1996, 1995 and 1994. No incentive management fees were earned during the three-year period ended September 30, 1996. Accounts payable - affiliates at both September 30, 1996 and 1995 consists of management fees payable to the Adviser of $4,000.

         Included in general and administrative expenses for the years ended September 30, 1996, 1995 and 1994 is $68,000, $72,000 and $81,000,
     respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $2,000 and $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1996, 1995 and 1994, respectively.

4.   Operating Investment Property

         The Partnership has one wholly-owned operating investment property. On September 25, 1981, the Partnership purchased Northeast Plaza, a 67,000 square foot existing shopping center in Sarasota, Florida. The shopping center was expanded to its current size of 121,005 square feet by September 30, 1986. The aggregate cash invested by the Partnership was approximately $2,888,000 (including an acquisition fee of $268,000 paid to the Adviser). The property was acquired subject to a nonrecourse wrap-around mortgage loan of approximately $2,480,000. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by the Northeast Plaza Shopping Center, which had been in default for over two years, with a new non-recourse loan issued by the prior underlying first mortgage lender (see Note 7). The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994.

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

         Under the amended terms of the master lease, upon the sale or refinancing of the project, any remaining proceeds, after repayment of the outstanding balance on the mortgage loan, payment of certain priority items to the Partnership, repayment of the Partnership's original investment and the reimbursement to the Lessee of certain capital improvement expenditures, will be allocated equally to the Partnership and to the manager of the property as a return on the leasehold interest.

5.    Joint Venture Partnerships

         As of September 30, 1996, the Partnership had investments in two joint ventures (three as of September 30, 1995). As discussed further below, on June 19, 1996 Camelot Associates, in which the Partnership had a joint venture interest, sold its operating investment property to an unrelated third party and distributed the net proceeds to the venture partners. The joint ventures are accounted for using the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures follow.

                      CONDENSED COMBINED BALANCE SHEETS
                         September 30, 1996 and 1995
                                (in thousands)

                                    Assets

                                                        1996             1995
                                                        ----             ----

   Current assets                                    $   935          $ 1,377
   Operating investment property, net                 14,682           17,510
   Other assets, net                                     247              263
                                                     -------          -------
                                                     $15,864          $19,150
                                                     =======          =======

                           Liabilities and Capital
   Current liabilities                               $   803          $ 3,828
   Other liabilities                                      23              111
   Long-term mortgage debt                            11,324           13,456
   Partnership's share of combined capital
     accounts                                          2,686            1,251
   Co-venturers' share of combined capital
     accounts                                          1,028              504
                                                     -------          -------
                                                     $15,864          $19,150
                                                     =======          =======

                  Reconciliation of Partnership's Investment

                                                        1996            1995
                                                        ----            ----

   Partnership's share of capital, as shown above       $ 2,686       $ 1,251
   Partnership's share of current
     liabilities and long-term debt                          64           173
   Excess basis due to investment in ventures, net (1)       94         1,606
                                                        -------       -------
   Investments in joint ventures, at equity             $ 2,844       $ 3,030
                                                        =======       =======

   (1)At September 30, 1996 and 1995, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by $94,000 and $1,606,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties.

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
             For the years ended September 30, 1996, 1995 and 1994
                                 (in thousands)
                                                1996        1995        1994
                                                ----        ----        ----
   Revenues:
     Rental revenues and expense recoveries   $ 5,632     $ 6,186     $ 6,030
     Interest income                               20          63          27
                                              -------     -------     -------
                                                5,652       6,249       6,057
   Expenses:
     Property operating expenses                2,473       2,729       2,524
     Depreciation and amortization                726         822         908
     Interest expense                           1,644       1,737       1,705
                                             --------     -------     -------
                                                4,843       5,288       5,137
                                             --------     -------     -------
   Operating income                               809         961         920

   Gain on sale of operating investment
    property                                   12,089           -           -
                                             --------    --------     -------

   Net income                                $ 12,898    $    961     $   920
                                             ========    ========     =======

   Net income:
     Partnership's share of combined income  $  8,134    $    610    $    542
     Co-venturers' share of combined income     4,764         351         378
                                             --------    --------    --------
                                             $ 12,898    $    961    $    920
                                             ========    ========    ========

               Reconciliation of Partnership's Share of Income

                                               1996       1995         1994
                                               ----       ----         ----

   Partnership's share of income,
     as shown above                          $  8,134   $     610    $    542
   Amortization of excess basis                (1,512)       (100)       (100)
                                             --------   ---------    --------
   Partnership's share of ventures' income   $  6,622   $     510    $    442
                                             ========   =========    ========


        The Partnership's share of ventures' net income is presented as follows in the statements of operations (in thousands):
                                                 1996       1995         1994
                                                 ----       ----         ----

        Partnership share of ventures' income $ 696 $ 510 $ 442 Partnership's share of gain on sale
          of operating investment property      5,926           -           -
                                               ------      ------      ------
                                               $6,622       $ 510      $  442
                                               ======       =====      ======

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

       Investments in joint ventures, at equity, on the accompanying balance sheets at September 30, 1996 and 1995 is comprised of the following joint venture investments:
                                                              1996     1995
                                                              ----     ----

        Camelot Associates                                  $     -   $   103
        Boyer Lubbock Associates                                186        33
        Pine Trail Partnership                                2,658     2,894
                                                            -------   -------
             Investments in joint ventures, at equity       $2,844    $ 3,030
                                                            ======    =======


        The Partnership received cash distributions from the joint ventures as set forth below:

                                                 1996       1995        1994
                                                 ----       ----        ----

        Camelot Associates                     $6,078      $   274     $   284
        Boyer Lubbock Associates                  231          111         181
        Pine Trail Partnership                    400          360         310
                                               ------      -------     -------
                      Total                    $6,709      $   745     $   775
                                               ======      =======     =======


        A description of the joint ventures' properties and the terms of the joint venture agreements are summarized below.

a) Camelot Associates
   -----------------

     On June 29, 1981, the Partnership acquired an interest in Camelot Associates ("Camelot") an Ohio limited partnership which owns and operates Camelot Apartments, a 492-unit apartment complex in Fairfield, Ohio. The aggregate cash investment by the Partnership for its 50% interest was approximately $2,790,000 (including an acquisition fee of $300,000 paid to the Adviser). The Partnership was a general partner in the joint venture. The Partnership's co-venturers were Chelsea Moore Corporation and certain individuals.

     Management began to actively market the Camelot Apartments for sale to prospective third party buyers during the second quarter of fiscal 1996. In addition, the Partnership had engaged in preliminary discussions with its co-venture partners regarding the possible sale of the Partnership's interest in the Camelot joint venture. In accordance with the terms of the joint venture agreement, the co-venturers had the right to match any third party offer obtained to buy the property. On June 19, 1996, the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership made a special distribution to the Limited Partners from the Camelot sale proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds were added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's three remaining investments. The gain recognized by the Camelot joint venture totaled $12,089,000 and the Partnership's share of such gain amounted to $5,926,000, net of the write-off of the unamortized balance of the Partnership's excess basis in the Camelot joint venture of $1,506,000.

     Taxable income and tax loss from operations in each year were allocated to the Partnership and the co-venturers generally in accordance with cash distributions except that all depreciation attributable to a step-up in basis pursuant to an election under Section 754 of the Internal Revenue Code as a result of the investment by the Partnership was allocated to the Partnership. Allocations of the venture's operations among the Partnership and the co-venturers for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     The joint venture had entered into a property management contract with an affiliate of the co-venturers. Fees due under the terms of the management contract amounted to 4% of collected rents. For the period October 1, 1995 to June 19, 1996 and the years ended September 30, 1995 and 1994, the management company earned fees of $76,000, $103,000 and $98,000, respectively.

b) Boyer Lubbock Associates
   -------------------------

     On June 30, 1981, the Partnership acquired an interest in Boyer Lubbock Associates, a Texas general partnership organized to purchase and operate Central Plaza, a 151,857 square foot shopping center in Lubbock, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of The Boyer Company. Revenue from a major tenant of Central Plaza accounted for 26% of the venture's total revenues for fiscal 1996.

     The aggregate cash investment by the Partnership for its 50% interest was approximately $2,076,000 (including an acquisition fee of $225,000 paid to the Adviser). The Partnership's interest was acquired subject to an institutional nonrecourse first mortgage with a balance of approximately $4,790,000 at the time of closing. The venture's debt was originally scheduled to mature on December 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter of fiscal 1995, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bears interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 are due until maturity in January 2002. The loan has a balance of $4,162,000 at September 30, 1996.

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

     The Central Plaza property is co-managed by an affiliate of the co-venturer and an unrelated third party. For the years ended September 30, 1996, 1995 and 1994, the affiliate of the co-venturer earned fees of $41,000, $37,000 and $38,000, respectively. In addition, during the year ended September 30, 1995 lease commissions aggregating $7,000 were also paid to the affiliate of the co-venturer. No lease commissions were paid to affiliates for the years ended September 30, 1996 and 1994.

c) Pine Trail Partnership
   ----------------------

     On November 12, 1981, the Partnership acquired an interest in Pine Trail Partnership, a Florida general partnership organized to own and operate Pine Trail Center, a 266,042 square foot shopping center in West Palm Beach, Florida. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is a partnership comprised of certain individuals.

     The Partnership invested approximately $6,236,000 (including an acquisition fee of $645,600 paid to the Adviser) for its 50% interest. The co-venturer contributed its interest in the property to the joint venture. The joint venture is subject to an institutional nonrecourse first mortgage which had a balance of approximately $8,140,000 at the time of the closing. The mortgage loan has a scheduled maturity date of January 1, 2001. The Pine Trail Shopping Center has five out-parcels on the site, covering approximately six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During fiscal 1995, the joint venture completed the acquisition of one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase was 100% financed with a non-recourse first mortgage loan secured by the lease of the free-standing restaurant located on the out-parcel. The loan bears interest at the prime rate plus one-percent and requires monthly principal and interest payments over a 5-year term.

     The joint venture agreement provides that the Partnership will receive a noncumulative annual cash distribution, payable quarterly, from net cash flow. The first $515,000 of net cash flow shall be distributed to the Partnership, and the next $235,788 of net cash flow shall be distributed to the co-venturer. Any excess cash flow shall be allocated equally between the Partners. During fiscal 1996, 1995 and 1994 the property did not generate sufficient cash flow for the Partnership to receive its minimum preferred distribution of $515,000.

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

     The joint venture entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The contract provides for a management fee equal to 4% of gross rents collected. For the years ended September 30, 1996, 1995 and 1994, the property manager earned fees of $74,000, $76,000 and $71,000, respectively. In addition, the property manager is entitled to leasing commissions at prevailing market rates. Leasing commissions earned by the property manager were $23,000, $41,000 and $40,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

6.   Note and Interest Receivable, Net

     On September 15, 1981, the Partnership acquired a 35% interest in Briarwood Joint Venture, an existing Pennsylvania general partnership which owned a 686-unit apartment complex in Bucks County, Pennsylvania. The Partnership originally invested approximately $4,815,000 (including an acquisition fee of $500,000 paid to the Adviser) for its interest. The Partnership's interest was acquired subject to two institutional nonrecourse first mortgages with balances totalling approximately $8,925,000 at the time of the closing.

     On December 20, 1984, the joint venture partners sold their ownership interests in the Briarwood Joint Venture for $33,152,000. After the payment of mortgage obligations and closing costs, the Partnership's allocable share of the proceeds was $10,935,000, represented by cash of $7,490,000 and a note receivable of $3,445,000. For financial accounting purposes, a gain of $7,255,000 resulted from the transaction of which $3,810,000 was recognized at the time of the sale and the remainder was deferred under the cost recovery method. For income tax purposes, a gain of $4,829,000 was recognized upon sale and the remainder deferred utilizing the installment method. The difference in the amount of gain recognized for financial accounting and tax purposes results from accounting differences related to the carrying value of the Partnership's investment.

     The principal amount of the note receivable of $3,445,000 bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of September 30, 1996 and 1995 would be approximately $6,068,000 and $5,283,000, respectively. Since the properties continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of September 30, 1996. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

7.   Mortgage Note Payable

      The mortgage note payable at September 30, 1996 and 1995 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of $22,000 are due through maturity on April 1, 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of September 30, 1996.

      Previously, the mortgage secured by Northeast Plaza had consisted of a 9.3% nonrecourse wraparound mortgage note. The mortgage note was to be payable in monthly installments of principal and interest aggregating $241,000 per year. This note wrapped around an underlying first mortgage loan. The entire principal balance, together with outstanding accrued interest, was originally due and payable on September 30, 1991. Due to the default on the wrap mortgage, beginning October 1, 1991 interest began to accrue on the outstanding balance of the wraparound mortgage at a default rate of 11% under the terms of the original loan agreement. Such default interest amounted to $19,000 for fiscal 1994. Due to differences between the Partnership and the mortgagee in the methods used to apply the withheld rental payments against the outstanding mortgage obligation, the final pay-off amount on the wraparound mortgage loan was less than the carrying balance of the loan plus accrued interest, net of the rent receivable, on the Partnership's books. As a result, the difference of $51,000 was recognized as a reduction of interest expense in fiscal 1994.

      Scheduled maturities of long-term debt for each of the next three fiscal years are as follows (in thousands):

                  1997             $   142
                  1998                 154
                  1999               1,124
                                   -------
                                   $ 1,420
                                   =======

8.  Legal Proceedings and Related Contingencies

      Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation (Mobil) has investigated the problem and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to agree on the amount of the damages. A settlement was not reached at the mediation, but discussions are continuing. If a settlement is not reached, a jury trial is expected to commence sometime in early April 1997. The outcome of these legal proceedings cannot presently be determined. Accordingly, the out-of-pocket costs, legal fees and related expenses related to this situation have been expensed as incurred on the Partnership's income statements and no estimate of any recoveries which could result from this litigation have been recorded.

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Income Properties, Inc. which is the General Partner of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Income Properties Three Limited Partnership, PaineWebber and Third Income Properties, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3)
    marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in Paine Webber Income Properties Three Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber and Third Income Properties, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and Third Income Properties, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber.

      Mediation with respect to the Bandrowski action described above was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for a complete resolution of the action. PaineWebber anticipates that releases and dismissals with regard to this action will be received by February 1997.

      Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation described above. At the present time, the General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.


9.   Subsequent Event

      On November 15, 1996, the Partnership distributed $105,000 to the Limited Partners and $1,000 to the General Partner for the quarter ended September 30, 1996.




Schedule III - Real Estate and Accumulated Depreciation

PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
              Schedule of Real Estate and Accumulated Depreciation

                               September 30, 1996
                                 (In thousands)

                                                                                                                      Life on Which
                          Initial Cost to     Costs          Gross Amount at Which Carried at                           Depreciation
                             Partnership    Capitalized                  Close of period                                 in Latest
                              Buildings    (Removed)            Buildings                                                Income
                              and          Subsequent to        and                Accumulated  Date of       Date      Statement
Description Encumbrances Land Improvements Acquisition    Land  Improvements Total Depreciation Construction  Acquired is Computed
----------- ------------ ---- ------------ -----------    ----  ----------- ------ ------------ ------------  -------- ------------

Shopping Center
Sarasota,
Florida     $ 1,420     $950   $1,930       $2,158       $950    $4,088     $5,038     $1,389   1964 - 1978  9/25/81   40 years
            =======     ====   ======       ======       ====    ======     ======     ======

Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1996 for Federal income tax purposes is approximately $5,038,000.
(B) See Notes 4 and 7 to Financial Statements.
(C) Reconciliation of real estate owned:

                                                   1996          1995          1994
                                                   ----          ----          ----

Balance at beginning of year                     $ 5,038       $ 5,038       $ 5,038
Improvements                                           -             -             -
                                                 -------       -------       -------
Balance at end of year                           $ 5,038       $ 5,038       $ 5,038
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $ 1,287       $ 1,185       $ 1,083
Depreciation expense                                 102           102           102
                                                 -------       -------       -------
Balance at end of year                           $ 1,389       $ 1,287       $ 1,185
                                                 =======       =======       =======


                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Three Limited Partnership:

     We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1996 and 1995, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of Camelot Associates, which statements reflect 15% of the combined assets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1995, 36%, 44% and 43% of the combined revenues of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership for the years ended September 30, 1996, 1995 and 1994, respectively, and 100% of the gain on sale of operating investment property for the year ended September 30, 1996. Those statements and schedule were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Camelot Associates, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership at September 30, 1996 and 1995, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                /S/ ERNST & YOUNG LLP
                                ERNST & YOUNG LLP






Boston, Massachusetts
January 10, 1997

                        Report of Independent Accountants



To the Venturers of
Camelot Associates:

    We have audited the accompanying balance sheets of Camelot Associates (an Ohio Partnership) as of June 19, 1996 and September 30, 1995, and the related statements of income, venturers' deficit and cash flows for the period October 1, 1995 to June 19, 1996 and for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Camelot Associates (an Ohio Partnership) as of June 19, 1996 and September 30, 1995, and the results of its operations and its cash flows for the period October 1, 1995 to June 19, 1996 and for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

    As described in Note 1, the partnership sold its operating properties in 1996.




                          /s/ Coopers & Lybrand L.L.P.
                            Coopers & Lybrand L.L.P.






Cincinnati, Ohio
January 10, 1997

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1996 and 1995
                                 (In thousands)

                                     Assets
                                                      1996            1995
                                                      ----            ----
Current assets:
   Cash and cash equivalents                       $     198         $    800
   Escrowed funds, principally for
     payment of real estate taxes                        490              451
   Accounts receivable                                   129               91
   Note receivable                                        80                -
   Prepaid expenses                                       36               35
   Capital improvement reserve                             2                -
                                                   ---------         --------
          Total current assets                           935            1,377

Operating investment properties:
   Land                                                3,893            4,392
   Buildings, improvements and equipment              20,411           27,400
                                                   ---------         --------
                                                      24,304           31,792

   Less accumulated depreciation                      (9,622)         (14,282)
                                                   ---------         --------
          Net operating investment properties         14,682           17,510

Deferred expenses, net of accumulated amortization
  of $201 ($185 in 1995)                                 247              263
                                                   ---------         --------
                                                   $  15,864         $ 19,150
                                                   =========         ========

                       Liabilities and Venturers' Capital
Current liabilities:
   Accounts payable                                $      64         $    178
   Distributions payable to venturers                     50              436
   Accrued interest                                      125              158
   Accrued real estate taxes                             333              458
   Other accrued liabilities                              26               28
   Prepaid rent                                            -               18
   Long-term debt - current portion                      205            2,552
                                                   ---------         --------
         Total current liabilities                       803            3,828

Notes payable                                             14               14

Tenant security deposits                                   9               97

Long-term debt                                        11,324           13,456

Commitments (Note 6)

Venturers' capital                                     3,714            1,755
                                                   ---------         --------
                                                   $  15,864         $ 19,150
                                                   =========         ========



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

         COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL
              For the years ended Setember 30, 1996, 1995 and 1994
                                 (In thousands)


                                                1996       1995        1994
                                                ----       ----        ----
REVENUES:
   Rental income                              $ 4,892     $ 5,479     $ 5,306
   Reimbursement from tenants                     740         707         724
   Interest income and other                       20          63          27
                                              -------     -------     -------
                                                5,652       6,249       6,057

EXPENSES:
   Interest expense                             1,644       1,737       1,705
   Depreciation expense                           710         806         891
   Real estate taxes                              553         632         586
   Management fees                                190         215         206
   Ground rent                                    126         147         154
   Repairs and maintenance                        623         674         569
   Insurance                                       73          89          72
   Utilities                                      229         257         266
   General and administrative                     360         266         291
   Other                                          319         449         380
   Amortization expense                            16          16          17
                                              -------     -------     -------
                                                4,843       5,288       5,137
                                              -------     -------     -------

Operating income                                  809         961         920

Gain on sale of operating investment
  property                                     12,089           -           -
                                             --------     -------     -------

NET INCOME                                     12,898         961         920

Distributions to venturers                    (10,939)     (1,177)     (1,083)

Contributions from venturers                        -           -          75

Venturers' capital, beginning of year           1,755       1,971       2,059
                                              -------     -------     -------

Venturers' capital, end of year               $ 3,714     $ 1,755     $ 1,971
                                              =======     =======     =======











                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                               $  12,898    $    961    $    920
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization               726         822         908
      Amortization of deferred financing costs     26          29           -
      Gain on sale of operating investment
        property                              (12,089)          -           -
      Changes in assets and liabilities:
         Escrowed funds                           (39)       (119)        (45)
         Accounts receivable                      (38)         49         (40)
         Note receivable                          (80)          -           -
         Prepaid expenses                          (1)         (1)         (1)
         Capital improvement reserve               (2)         10         (10)
         Deferred expenses                        (59)       (198)        (22)
         Other assets                               -           -           3
         Accounts payable                        (114)         95         (34)
         Accrued interest                         (33)          3          (4)
         Accrued real estate taxes               (125)         34          11
         Other accrued liabilities                 (2)         (4)         14
         Prepaid rent                             (18)         (1)          9
         Tenant security deposits                 (88)         (3)         (6)
                                            ---------    --------    --------
            Total adjustments                 (11,936)        716         783
                                            ---------    --------    --------
            Net cash provided by
              operating activities                962       1,677       1,703

Cash flows from investing activities:
   Additions to operating investment
     properties                                  (230)       (544)       (342)
   Proceeds from sale of operating
     investment property                        14,470          -           -
                                             ---------   ---------    -------
            Net cash provided by (used in)
                investing activities           14,240        (544)       (342)

Cash flows from financing activities:
   Capital contributions                            -           -          15
   Principal payments on long-term debt        (4,479)     (4,321)       (488)
   Distributions to partners                  (11,325)     (1,011)       (946)
   Proceeds from refinancing of debt                -       4,200           -
   Proceeds of long-term debt                       -         350           -
                                            ---------    --------    --------
            Net cash used in financing
               activities                     (15,804)      (782)      (1,419)
                                            ---------    --------    --------

Net (decrease) increase in cash and
   cash equivalents                              (602)       351         (58)

Cash and cash equivalents,
   beginning of year                              800        449         507
                                            ---------   --------     -------

Cash and cash equivalents, end of year      $     198    $   800     $   449
                                            =========    =======     =======

Cash paid during the year for interest      $   1,652    $ 1,734     $ 1,709
                                            =========    =======     =======

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.    Organization and Nature of Operations

     The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership (Combined Joint Ventures) include the accounts of Camelot Associates, an Ohio limited partnership; Boyer Lubbock Associates, a Utah limited partnership and Pine Trail Partnership, a Florida general partnership. The financial statements of the Combined Joint Ventures are presented in combined form, rather than individually, due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Three Limited Partnership (PWIP3), which owns a substantial financial interest but does not have voting control in each joint venture.

     The dates of PWIP3's acquisition of interests in the joint ventures are as follows:

                                             Date of Acquisition
                   Joint Venture                of Interest
                   -------------                -----------

            Camelot Associates                   6/29/81
            Boyer Lubbock Associates             6/30/81
            Pine Trail Partnership               11/12/81

      During fiscal 1996, Camelot Associates sold its operating investment property and distributed the net proceeds to the venture partners. See Note 3 for a further discussion of this transaction.

2.    Use of Estimates and Summary of Significant Accounting Policies

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1996 and 1995 and revenues and expenses for each of the three years in the period ended September 30, 1996. Actual results could differ from the estimates and assumptions used.

  Basis of presentation
  ---------------------

     Generally, the records of the combined joint ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

  Operating investment properties
  -------------------------------

     Management of PWIP3 has reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the financial statements of the Combined Joint Ventures.

     The operating investment properties are recorded at cost less accumulated depreciation. Acquisition fees have been capitalized and are included in the cost of the operating investment property. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to forty years.

  Deferred expenses
  -----------------

     Deferred expenses consist primarily of loan fees and leasing commissions which are being amortized over the lives of the related loans and related leases on the straight-line method. Amortization of deferred loan fees is included in interest expense on the accompanying income statements.

  Income tax matters
  ------------------

     The Combined Joint Ventures are comprised of entities which are not taxable and accordingly, the results of their operations are included on the tax returns of the various partners. Accordingly no income tax provision is reflected in the accompanying combined financial statements.

  Fair Value of Financial Instruments
  -----------------------------------

    The carrying amounts of cash and cash equivalents, escrowed funds, receivables, reserved cash, accounts payable and accrued liabilities approximate their fair values as of September 30, 1996 due to the short-term maturities of these instruments. Information regarding the fair value of long-term debt is provided in Note 5. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements.

  Cash and cash equivalents
  -------------------------

     For purposes of the statement of cash flows, cash and cash equivalents include all highly liquid investments with maturities of 90 days or less.

  Capital improvement reserve
  ---------------------------

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

3.   Joint Ventures

     See Note 5 to the financial statements of PWIP3 included in this Annual Report for a more detailed description of the joint ventures. Descriptions of the ventures' properties are summarized below:

  a.  Camelot Associates
      ------------------

     The joint venture owned and operated Camelot East and the Villas of Camelot Apartments, a 492-unit apartment complex, located in Fairfield, Ohio. On June 19, 1996, the joint venture sold the operating investment property to an unrelated third party for $15,150,000. PWIP3 received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds.

  b. Boyer Lubbock Associates
    -------------------------

     The joint venture owns and operates Central Plaza Shopping Center, a 151,857 square foot shopping center, located in Lubbock, Texas.

  c. Pine Trail Partnership
     ----------------------

     The joint venture owns and operates Pine Trail Shopping Center, a 266,042 square foot shopping center, located in West Palm Beach, Florida.

     The following description of the joint venture agreements provides certain general information.

  Allocations of net income and loss
  ----------------------------------

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

  Distributions
  -------------

     The joint venture agreements generally provide that distributions will be paid first to PWIP3 from net cash flow monthly or quarterly, equivalent to $171,000 annually in the case of Boyer Lubbock Associates and $515,000 annually for Pine Trail Partnership. After payment of certain amounts to the co-venturers, any remaining net cash flow is to be allocated between the partners in accordance with their respective ownership percentages.

     Distribution of net proceeds resulting from the sale or refinancing of the properties shall be made in accordance with formulas provided in the joint venture agreements.

4.   Related party transactions

     The  Combined  Joint   Ventures  have  entered  into  property   management
agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees generally are equal to 4% of gross receipts, as defined in the agreements. Management fees totalling $190,000, $215,000 and $206,000 were paid to affiliates of the co-venturers for the years ended September 30, 1996, 1995 and 1994, respectively.

     Certain of the joint ventures pay leasing commissions to affiliates of the co-venturers. Leasing commissions paid to affiliates amounted to $23,000, $48,000 and $4,000 in fiscal 1996, 1995 and 1994, respectively.

5.   Long-term debt

     Long-term debt at September 30, 1996 and 1995 consists of the following (in thousands):

                                                            1996        1995
                                                            ----        ----

     10%   nonrecourse   mortgage   loan
     secured by Central  Plaza  Shopping
     Center,    payable    in    monthly
     installments   of  $37,   including
     interest,  with a final  payment of
     $4,010 due  January  2,  2002.  The
     fair  value of this  mortgage  note
     payable  approximated  its carrying
     value as of  September  30, 1996.                 $  4,162       $ 4,187

     9.25%  mortgage  note,  due July 1,
     1997  with   monthly   payments  of
     principal   and   interest  of  $21
     secured by the  Camelot  Apartments
     property.                                                -         2,000

     9.0% mortgage  note, due January 1,
     1996  with   monthly   payments  of
     principal   and   interest  of  $30
     secured by the  Camelot  Apartments
     property.  See discussion  below.                        -         2,298

     12.25%  mortgage note,  payable $85
     per month including interest with a
     payment  of $5,874  due  January 1,
     2001,  secured  by the  Pine  Trail
     Shopping Center.  The fair value of
     this    mortgage    note    payable
     approximated $7,476 as of September
     30, 1996.                                            7,023         7,175

     Mortgage  note bearing  interest at
     prime  plus 1% (9.25% at  September
     30,  1996),  payable  $3 per month,
     including interest,  with a payment
     of $329 due in 2000, secured by 1.4
     acres  of land  and  the  operating
     investment  thereon  owned  by  the
     Pine Trail joint venture.  The fair
     value of this mortgage note payable
     approximated  its carrying value as
     of   September   30,   1996.    See
     discussion below.                                      344           348
                                                        -------       -------
                                                         11,529        16,008
      Less amounts due within one year                     (205)       (2,552)
                                                        -------       -------
                                                        $11,324       $13,456
                                                        =======       =======

    Scheduled maturities of long-term debt for each of the next five years and thereafter are as follows (in thousands):

                             1997                  $    205
                             1998                       231
                             1999                       254
                             2000                       627
                             2001                       323
                             Thereafter               9,889
                                                   -------
                                                   $ 11,529
                                                   ========

    One of the first mortgage loans secured by the Camelot Apartments, with a balance of $2,298,000 as of September 30, 1995, was scheduled to mature on January 1, 1996. During the current year, the venture obtained an extension of the maturity date from the lender to July 1, 1996 in return for an extension fee of $5,600. On June 19, 1996, the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. PWIP3 received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds.

    The Pine Trail Shopping Center has five out-parcels on the site, covering approximately six acres, which have been leased by the Pine Trail Partnership from third parties under five separate ground leases since the inception of the joint venture. During fiscal 1995, the joint venture completed the acquisition of one of these out-parcels, containing 60,248 square feet, for the purchase price of $350,000. This purchase was 100% financed with a non-recourse first mortgage loan secured by the lease of the free-standing restaurant located on the out-parcel.

    In accordance with the mortgage note agreement of the Pine Trail Partnership, the joint venture is required to escrow certain insurance premiums and real estate taxes totalling $228,000 and $216,000 at September 30, 1996 and 1995, respectively.

6.  Leases

     The Combined Joint Ventures derive a portion of their revenues from noncancellable shopping center operating leases. The initial terms of such leases range from five to twenty-five years with the majority of the leases containing renewal options. Revenue from a major tenant of the property owned by Boyer Lubbock Associates accounted for 26% of the venture's total revenues for the year ended September 30, 1996.

     Minimum future rentals due to be received on existing noncancellable operating leases by the Pine Trail Partnership and Boyer Lubbock Associates for the years ending September 30 and thereafter are as follows (in thousands):

                             1997          $  2,662
                             1998             2,536
                             1999             2,403
                             2000             2,280
                             2001             1,804
                             Thereafter       9,656
                                           --------
                               Total       $ 21,341
                                           ========

     The above amounts do not include contingent rentals based on cost of living increases and rentals which may be received under certain leases on the basis of a percentage of sales in excess of stipulated minimums.

     The operating investment property of the Pine Trail Partnership is subject to ground leases on the acreage not encumbered by long-term debt (Note 5) or owned in fee. The leases contain various provisions with stipulations for cost of living increases and contingent payments based on sales and purchase options. The lease terms range from 35 to 99 years with certain renewal options.

     Minimum future rentals payable on existing noncancellable ground leases are as follows (in thousands):

                             1997          $    113
                             1998               113
                             1999               113
                             2000               113
                             2001               113
                             Thereafter       5,746
                                           --------
                               Total       $  6,311
                                           ========

Schedule III - Real Estate and Accumulated Depreciation
                                                  COMBINED JOINT VENTURES OF
                                   PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                     Schedule of Real Estate and Accumulated Depreciation

                               September 30, 1996
                                 (In thousands)
                                                                                                                       Life on Which
                              Initial Cost to                    Gross Amount at Which Carried at                       Depreciation
                                 Partnership     Costs                 End of Year                                       in Latest
                                 Buildings    Capitalized       Buildings                                                Income
                                 and          Subsequent to     and                 Accumulated   Date of       Date     Statement
Description Encumbrances(B) Land Improvements Acquisition  Land Improvements  Total Depreciation  Construction  Acquired is Computed
----------- --------------- ---- ------------ -----------  ---- -------------  ----- -----------  ------------  -------- ----------

COMBINED JOINT VENTURES:

Shopping Center $ 4,162     $ 966  $ 4,573     $1,014      $  966   $ 5,587    $ 6,553   $3,992    1978-80     6/30/81  15-31.5 yrs.
Lubbock, TX

Shopping Center
West Palm
 Beach, FL       7,367      2,561  13,306       1,885       2,927    14,824     17,751    5,630    1980-82     11/12/81  3-31.5 yrs
               -------     ------ -------      ------      ------   -------    -------   ------
               $11,529     $3,527 $17,879      $2,899      $3,893   $20,411    $24,304   $9,622
               =======     ====== =======      ======      ======   =======    =======   ======

Notes:
(A) The  aggregate  cost of real estate owned at September  30, 1996 for Federal income  tax  purposes  is  approximately  $20,884.
(B) See  Note 5 to  Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                   1996           1995          1994
                                                   ----           ----          ----

Balance at beginning of year                     $31,792       $31,248       $30,906
Increase due to additions                            230           544           342
Write-off due to dispositions                     (7,718)            -             -
                                                 -------       -------       -------
Balance at end of year                           $24,304       $31,792       $31,248
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $14,282       $13,476       $12,585
Depreciation expense                                 710           806           891
Decreases due to dispositions                     (5,370)            -             -
                                                 -------       -------       -------
Balance at end of year                           $ 9,622       $14,282       $13,476
                                                 =======       =======       =======

