Form 10-Q
period 1996-12-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1997-02-12
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                                BALANCE SHEETS
                   December 31, 1996 and September 30, 1996
                                 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                      December 31  September 30
                                                      -----------  ------------
Operating investment property, at cost:
   Land                                               $       950    $    950
   Building and improvements                                4,088       4,088
                                                      -----------    --------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,415)     (1,389)
                                                      -----------    --------
                                                            3,623       3,649

Investments in joint ventures, at equity                    2,842       2,844
Cash and cash equivalents                                     987       1,000
Accounts receivable                                            99          99
Deferred expenses, net                                         47          53
Note and interest receivable, net                               -           -
                                                      -----------   ---------
                                                      $     7,598   $   7,645
                                                      ===========   =========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $         4   $       4
Accrued expenses                                               37          60
Mortgage note payable                                       1,385       1,420
Partners' capital                                           6,172       6,161
                                                      -----------   ---------
                                                      $     7,598   $   7,645
                                                      ===========   =========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the three months ended December 31, 1995 and 1996
                                   (Unaudited)
                                 (In thousands)

                                              General             Limited
                                              Partner             Partners
                                              --------            --------

Balance at September 30, 1995                 $    (61)           $5,619
Cash distributions                                  (1)             (105)
Net income                                           1                82
                                              --------            ------
Balance at December 31, 1995                  $    (61)           $5,596
                                              ========            ======

Balance at September 30, 1996                 $      -            $6,161
Cash distributions                                  (1)             (105)
Net income                                           1               116
                                              --------           -------
Balance at December 31, 1996                  $      -           $ 6,172
                                              ========           =======

                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the three months ended December 31, 1996 and 1995
                                   (Unaudited)
                     (In thousands, except per Unit amounts)

                                                      1996            1995
                                                      ----            ----
Revenues:
   Rental revenues                                   $  119           $ 119
   Interest income                                       14               4
                                                     ------           -----
                                                        133             123

Expenses:
   Interest expense                                      37              40
   Management fees                                        4               4
   Depreciation expense                                  26              25
   General and administrative                            40              88
                                                     ------           -----
                                                        107             157
                                                     ------           -----
Operating income (loss)                                  26             (34)

Partnership's share of ventures' income                  91             117
                                                     ------           -----

Net income                                           $  117           $  83
                                                     ======           =====

Net income per Limited Partnership Unit               $5.37           $3.80
                                                      =====           =====

Cash distributions per Limited
  Partnership Unit                                    $4.88           $4.88
                                                      =====           =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.




















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the three months ended December 31, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)
                                 (In thousands)

                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net income                                           $  117        $    83
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
     Depreciation expense                                   26             25
     Amortization of deferred financing costs                6              5
     Partnership's share of ventures' income               (91)          (117)
     Changes in assets and liabilities:
      Interest and other receivables                         -              -
      Accounts payable and accrued expenses                (23)           (18)
                                                        ------        -------
        Total adjustments                                  (82)          (105)
                                                        ------        -------
        Net cash provided by (used in)
          operating activities                              35            (22)

Cash flows from investing activities:
   Distributions from joint ventures                        93            280

Cash flows from financing activities:
   Distributions to partners                              (106)          (106)
   Principal payments on mortgage note payable             (35)           (31)
                                                      --------        --------
         Net cash used in financing activities            (141)          (137)
                                                      --------        -------

Net (decrease) increase in cash and cash equivalents       (13)           121

Cash and cash equivalents, beginning of period           1,000            296
                                                      --------        -------

Cash and cash equivalents, end of period              $    987        $   417
                                                      ========        =======

Cash paid during the period for interest              $     31        $    35
                                                      ========        =======





                           See accompanying notes.

                     PAINE WEBBER INCOME PROPERTIES THREE
                             LIMITED PARTNERSHIP
                        Notes to Financial Statements
                                 (Unaudited)


1.   General

     The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1996. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and September 30, 1996 and revenues and expenses for the three-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2.   Real Estate Investments

     The Partnership directly owns one operating investment property (Northeast Plaza) and has investments in two joint venture partnerships (three at December 31, 1995) which own operating properties as more fully described in the Partnership's Annual Report. On June 19, 1996, the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership made a special distribution to the Limited Partners from the Camelot sale proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds were added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's three remaining investments. The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

     Summarized operating results of the two joint ventures for the three months ended December 31, 1996 and the three joint ventures for the three months ended December 31, 1995 are as follows:

                    Condensed Combined Summary of Operations
              For the three months ended December 31, 1996 and 1995
                                 (in thousands)

                                                  1996              1995
                                                  ----              ----

     Rental revenues and expense
        recoveries                             $   949            $1,518
     Interest and other income                       4                46
                                               --------           ------
                                                   953             1,564

     Property operating expenses                   389               695
     Interest expense                              333               430
     Depreciation and amortization                 126               208
                                               -------            ------
                                                   848             1,333
                                               -------            ------
     Net income                                $   105            $  231
                                               =======            ======

     Net income:
      Partnership's share of combined
        income                                 $    92            $  142
      Co-venturers' share of combined
        income                                      13                89
                                               -------            ------
                                               $   105            $  231
                                               =======            ======

               Reconciliation of Partnership's Share of Operations
      For the three months ended December 31, 1996 and 1995 (in thousands)

                                                 1996             1995
                                                 ----             ----

      Partnership's share of income,
         as shown above                        $    92          $    142
      Amortization of excess basis                  (1)              (25)
                                               -------          --------
      Partnership's share of
         ventures' income                      $    91          $    117
                                               =======          ========

3.  Note and Interest Receivable, Net

    Note and interest receivable at December 31, 1996 and September 30, 1996 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of December 31, 1996 would be approximately $6,282,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of December 31, 1996. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

4.  Related Party Transactions

    Management fees earned by the Adviser totalled $4,000 for each of the three-month periods ended December 31, 1996 and 1995. Accounts payable affiliates at December 31, 1996 and September 30, 1996 consists of $4,000 of management fees payable to the Adviser at both dates.

    Included in general and administrative expenses for the three months ended December 31, 1996 and 1995 is $16,000 and $18,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

5.  Mortgage Note Payable and Contingencies

    The mortgage note payable at December 31, 1996 and September 30, 1996 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of December 31, 1996.

    Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Mobil investigated the leak and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination.

    As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to settle the case. A settlement was not reached at the mediation, but discussions are continuing. If a settlement is not reached, a jury trial is expected to commence by early April 1997. The outcome of these legal proceedings cannot presently be determined. Accordingly, the out-of-pocket costs, legal fees and related expenses related to this situation have been expensed as incurred on the Partnership's income statements and no estimate of any recoveries which could result from this litigation have been recorded.

    As discussed in more detail in the Annual Report for the year ended September 30, 1996, the Partnership is involved in certain other legal actions. At the present time, the General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

                PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

      The operations of the Partnership's two joint venture investment properties are stable and producing excess cash flow as of December 31, 1996. The occupancy level at Pine Trail Shopping Center in West Palm Beach, Florida, was 97% at the end of the quarter, unchanged from the previous quarter. Although one 1,100 square foot tenant moved into the Center during the quarter, this space represents less than one-half of one percent of the leasable area of the Center. The property's leasing team had sought to lease the remaining 7,400 square foot vacant space at the Center to a single retailer, but could not identify an appropriate tenant. As a result, the leasing team signed two new leases during the quarter with smaller tenants that are expected to take occupancy in part of this space in March 1997. One of these tenants, an apartment rental service, signed a three-year lease for 926 square feet. The other new lease is for 1,890 square feet with a financial services tenant that has signed a ten-year lease. The property management team has initiated the design and construction work necessary to prepare the space for these new tenants. Additionally, the property's leasing staff is negotiating with another prospective tenant that would add a restaurant to the Center.

      At Central Plaza Shopping Center in Lubbock, Texas, the occupancy level remained at 92% for the quarter. The property's leasing team is continuing its efforts to lease the remaining vacant space in the Center. The city's occupancy levels have improved during the last four years, and continued gradual improvement in market conditions is expected to allow the leasing team to secure tenants for the available space at Central Plaza. As previously reported, one of the Center's restaurant tenants changed its theme from a traditional steak and chicken American-style cuisine to a seafood menu and renovated its space at its own expense. Since this change, the property's management team reports a significant increase in the number of restaurant customers.

      As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Mobil investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for Partnership's damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to settle the case. A settlement was not reached at the mediation, but discussions are continuing. If a settlement is not reached, a jury trial is expected to commence by early April 1997. The outcome of these legal proceedings cannot presently be determined.

      The Northeast Plaza property, which the Partnership master leases to a local manager/operator, was 100% leased as of December 31, 1996. In November, a 10,000 square foot tenant moved, although its lease obligation continues until April 1998. The property's leasing team has negotiated a new lease with a replacement tenant which will occupy this 10,000 square foot space. This new five-year lease is nearly finalized and the tenant is expected to move into the space as soon as an acceptable termination agreement is reached with the previous tenant.

      Each of the Partnership's three remaining properties are retail shopping centers. The Partnership is likely to explore the potential for selling its remaining investment properties during fiscal 1997. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at all three of the Partnership's retail shopping centers remains high and operations to date do not appear to have been affected by this general trend. It remains unclear at this time what impact, if any, this general trend will have on the future operations and/or market values of the Partnership's retail properties. It is possible that the current market conditions for retail properties in general will affect the timing of the dispositions of the remaining investments. If favorable sales opportunities are not available in the near term, the Partnership may continue to hold the investments and, where necessary, obtain assumable mortgage financing which would allow the Partnership the greatest flexibility to pursue future sales opportunities when such market conditions improve. The mortgage debt secured by the Pine Trail Shopping Center, which bears interest at 12% per annum, contained a prohibition on prepayment until November 1, 1996. This mortgage note is not scheduled to mature until January 2001. Nonetheless, management has been investigating whether a refinancing transaction can be accomplished which would provide a more favorable interest rate along with the desired assumability. At the present time, management of the Partnership continues to work with the co-venture partner to identify potential sources capable of providing the required financing.

      At December 31, 1996, the Partnership had available cash and cash equivalents of $987,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended December 31,1996
-----------------------------------

      The Partnership reported net income of $117,000 for the three months ended December 31, 1996, as compared to net income of $83,000 for the same period in the prior year. This $34,000 increase in net income is primarily attributable to a $50,000 decrease in the Partnership's operating expenses and a $10,000 increase in interest income. Operating expenses declined mainly due to a decrease in general and administrative expenses of $48,000. General and administrative expenses decreased mainly as a result of a decline in certain required professional services during the current three-month period. Interest income increased due to an increase in the Partnership's average outstanding cash balances during the current three-month period resulting from the retention of a portion of the Camelot sale proceeds.

      The Partnership's share of ventures' income decreased by $26,000 for the three months ended December 31, 1996, partially offsetting the decrease in general and administrative expenses and the increase in interest income. The Partnership's share of ventures' income decreased mainly due to the inclusion of the operating results of the Camelot Apartments, which was sold in June 1996, in the prior year 's income. The Partnership's share of income from the Camelot joint venture in the prior year was $88,000. Partially offsetting the inclusion of the Camelot joint venture's operating results in the prior year's income was an increase in the portion of the income allocated to the Partnership from the Central Plaza joint venture. While net income increased by only $1,000 at Central Plaza when compared to the same period in the prior year, the Partnership's share increased by $28,000 as a result of the method of allocation set forth in the joint venture agreement.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     The status of the litigation involving the Partnership and Mobil Oil Corporation, as well as the litigation involving the Partnership's General Partner and its affiliates, remains unchanged from what was reported in the Annual Report on Form 10-K for the year ended September 30, 1996.


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


Date:  February 12, 1997