Form 10-Q
period 1997-03-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1997-05-13
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                BALANCE SHEETS
                    March 31, 1997 and September 30, 1996
                                 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                       March 31    September 30
                                                       --------    ------------
Operating investment property, at cost:
   Land                                               $       950    $    950
   Building and improvements                                4,088       4,088
                                                      -----------    --------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,440)     (1,389)
                                                      -----------    --------
                                                            3,598       3,649

Investments in joint ventures, at equity                    2,876       2,844
Cash and cash equivalents                                     897       1,000
Accounts receivable                                            99          99
Deferred expenses, net                                         42          53
Note and interest receivable, net                               -           -
                                                      -----------    --------
                                                      $     7,512    $  7,645
                                                      ===========    ========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                         $         4    $      4
Accounts payable and accrued expenses                          28          60
Mortgage note payable                                       1,351       1,420
Partners' capital                                           6,129       6,161
                                                      -----------    --------
                                                      $     7,512    $  7,645
                                                      ===========    ========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended March 31, 1997 and 1996
                                   (Unaudited)
                                 (In thousands)

                                              General            Limited
                                              Partner            Partners
                                              -------            --------

Balance at September 30, 1995                 $    (61)           $5,619
Cash distributions                                  (2)             (209)
Net income                                           2               173
                                              --------            ------
Balance at March 31, 1996                     $    (61)           $5,583
                                              ========            ======

Balance at September 30, 1996                 $      -            $6,161
Cash distributions                                  (2)             (210)
Net income                                           2               178
                                              --------            ------
Balance at March 31, 1997                     $      -            $6,129
                                              ========            ======

                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
          For the three and six months ended March 31, 1997 and 1996
                                 (Unaudited)
                   (In thousands, except per Unit amounts)

                                Three Months Ended           Six Months Ended
                                    March 31,                   March 31,
                                ------------------         --------------------
                                1997        1996             1997        1996
                                ----        ----             ----        ----

Revenues:
   Rental revenues            $  119       $ 119           $  239       $ 239
   Interest income                14           7               27          10
                              ------       -----           ------       -----
                                 133         126              266         249

Expenses:
   Interest expense               36          39               73          79
   Management fees                 4           4                8           8
   Depreciation expense           26          26               51          51
   General and administrative    102          87              143         175
                              ------       -----           ------       -----
                                 168         156              275         313
                              ------       -----           ------       -----

Operating loss                   (35)        (30)              (9)        (64)

Partnership's share of
  ventures' income               108         122              189         239

                              ------      ------           ------      ------

Net income                    $   73      $   92           $  180      $  175
                              ======      ======           ======      ======

Net income per Limited
  Partnership Unit            $ 3.36      $ 4.24           $ 8.27      $ 8.04
                              ======      ======           ======      ======


Cash distributions per Limited
  Partnership Unit            $ 4.88      $ 4.85           $ 9.76      $ 9.70
                              ======      ======           ======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.














                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1997 and 1996
          Increase (Decrease) in Cash and Cash Equivalents (Unaudited)
                                 (In thousands)

                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
   Net income                                         $    180        $   175
   Adjustments to reconcile net income to
    net cash provided by (used in) operating
     activities:
       Depreciation expense                                 51             51
       Amortization of deferred financing costs             11             11
       Partnership's share of ventures' income            (189)          (239)
       Changes in assets and liabilities:
       Accounts payable and accrued expenses               (32)           (16)
                                                      --------        -------
         Total adjustments                                (159)          (193)
                                                      --------        -------
         Net cash provided by (used in)
          operating activities                              21            (18)

Cash flows from investing activities:
   Distributions from joint ventures                       157            568

Cash flows from financing activities:
   Distributions to partners                              (212)          (211)
   Principal payments on mortgage note payable             (69)           (63)
                                                     ---------        -------
         Net cash used in financing activities            (281)          (274)
                                                     ---------        -------

Net (decrease) increase in cash and cash equivalents      (103)           276

Cash and cash equivalents, beginning of period           1,000            296
                                                     ---------        -------

Cash and cash equivalents, end of period             $     897        $   572
                                                     =========        =======

Cash paid during the period for interest             $      62        $    68
                                                     =========        =======














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

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and September 30, 1996 and revenues and expenses for each of the three- and six-month periods ended March 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.   Related Party Transactions

     Management fees earned by the Adviser totalled $8,000 for each of the six-month periods ended March 31, 1997 and 1996. Accounts payable affiliates at March 31, 1997 and September 30, 1996 consists of $4,000 of management fees payable to the Adviser at both dates.

     Included in general and administrative expenses for the six months ended March 31, 1997 and 1996 is $33,000 and $36,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

 3.  Real Estate Investments

     As of March 31, 1997, the Partnership directly owns one operating investment property (Northeast Plaza) and has investments in two joint venture partnerships (three at March 31, 1996) as more fully described in the Partnership's Annual Report. On June 19, 1996, the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership made a special distribution to the Limited Partners from the Camelot sale proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds were added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's three remaining investments. The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions.

     Summarized operating results of the joint ventures for the three and six months ended March 31, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended       Six Months Ended
                                       March 31,                March 31,
                                   ------------------      -----------------
                                    1997      1996          1997     1996
                                    ----      ----          ----     ----

     Rental revenues and expense
        recoveries               $   866    $ 1,475       $1,815     $2,992
     Interest and other income         3         80            7        127
                                 -------    -------       ------     ------
                                     869      1,555        1,822      3,119

     Property operating
       expenses                      251        708          612      1,403
     Interest expense                332        440          665        870
     Depreciation and
       amortization                  115        196          241        404
                                 -------   --------       ------    -------
                                     698      1,344        1,518      2,677
                                 -------   --------       ------    -------
     Net income                  $   171   $    211       $  304    $   442
                                 =======   ========       ======    =======

     Net income:
      Partnership's share of
        combined income          $   109   $    147       $  191    $   289
      Co-venturers' share of
        combined income               62         64          113        153
                                 -------   --------       ------    -------
                                 $   171   $    211       $  304    $   442
                                 =======   ========       ======    =======

               Reconciliation of Partnership's Share of Operations
           For the three and six months ended March 31, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended       Six Months Ended
                                        March 31,               March 31,
                                   -------------------      -----------------
                                     1997      1996           1997     1996
                                     ----      ----           ----     ----

      Partnership's share of
        income, as shown above      $  109    $ 147           $ 191     $  289
      Amortization of excess
        basis                          (1)      (25)            (2)        (50)

                                    ------    -----           -----     ------
      Partnership's share of
         ventures' income           $  108    $ 122           $ 189     $  239
                                    ======    =====           =====     ======

4.  Note and Interest Receivable, Net

    Note and interest receivable at March 31, 1997 and September 30, 1996 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of March 31, 1997 would be approximately $6,496,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of March 31, 1997. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

5.  Mortgage Note Payable and Contingencies

    The mortgage note payable at March 31, 1997 and September 30, 1996 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of March 31, 1997.

    Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Mobil investigated the leak and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination.

    As a result of the contamination of the groundwater at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to settle the case. A settlement was not reached at the mediation, but discussions are continuing. A jury trial was expected to commence by early April 1997. However, the jury trial has been delayed because of a change in the assignment of the presiding judge and a conflict in the new judge's schedule. Depositions, hearings and settlement discussions are continuing, as are the Partnership's efforts to establish a firm trial date. The outcome of these legal proceedings cannot presently be determined. Accordingly, the out-of-pocket costs, legal fees and related expenses related to this situation have been expensed as incurred on the Partnership's income statements and no estimate of any recoveries which could result from this litigation have been recorded.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      The operations of the Partnership's two joint venture investment properties are stable and producing excess cash flow as of March 31, 1997. The occupancy level at Pine Trail Shopping Center in West Palm Beach, Florida, was 97% at the end of the quarter, unchanged from the previous quarter. The only change in occupancy during the quarter was the departure of a 1,000 square foot tenant that closed its store due to poor sales. Additionally, one lease renewal was signed with a 1,740 square foot tenant that extended its lease term for an additional five years. Negotiations to bring a new restaurant tenant to the Center are progressing, and a lease is expected to be finalized in the third quarter. The prospective new restaurant tenant plans to construct a building at its own cost on an out parcel to be leased from the Pine Trail joint venture for a ten-year period. Currently there is a retail bank building on this out parcel which has been leased but not occupied for over a year. The bank tenant has agreed to terminate its lease and pay a cancellation fee. This fee is expected to cover the proposed costs to complete the transaction with the new restaurant tenant, including demolition of the existing building and brokerage commissions. In conjunction with obtaining approval for demolition of the existing building and construction of the new building on this out parcel, the property's management team obtained approval from the Palm Beach County planning and zoning authority to add as much as 11,000 square feet of expansion space elsewhere at the Center. While there are currently no specific tenants targeted for this potential expansion space, the flexibility to expand will be an advantage in negotiating new and renewal leases.

      The Partnership has discussed the possibility of selling its interest in the Pine Trail Shopping Center to its joint venture partner and has reached an agreement on the terms for such a potential sale. The proposed sale price for the Partnership's equity interest in the Pine Trail Shopping Center, of $6,150,000, is supported by an independent appraisal of the property. The joint venture partner is currently seeking financing which would be used to purchase the Partnership's interest and repay the existing $7.6 million first mortgage loan. There can be no assurances, however, that this transaction will be successfully consummated.

      At Central Plaza Shopping Center in Lubbock, Texas, the occupancy level remained at 92% for the quarter. The property's leasing team is continuing its efforts to lease the remaining 11,500 square feet of vacant space at the Center. The largest of the vacant spaces is adjacent to one of the Center's anchor tenants. The leasing staff is working to locate a tenant for this space that would bring additional shoppers to the Center and complement the current tenant mix. The leasing team is also investigating the possibility of a small expansion of the Center to accommodate a prospective tenant in this location. Another vacant space sits in the back corner of the Center, behind one of the Center's restaurant tenants, and has been extremely difficult to lease due to its lack of visibility.

      The Partnership and its co-venture partner are exploring potential sale opportunities for the Central Plaza property. However, it may be desirable to complete a lease-up of the Center's remaining vacant space before any sale transaction occurs. Accordingly, there are no assurances that a sale transaction will be completed in the near future.

      As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Mobil investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of these damages. During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to settle the case. A settlement was not reached at the mediation, but discussions are continuing. A jury trial was expected to commence by early April 1997. However, the jury trial has been delayed because of a change in the assignment of the presiding judge and a conflict in the new judge's schedule. Depositions, hearings and settlement discussions are continuing, as are the Partnership's efforts to establish a firm trial date. The Partnership continues to be concerned about the impact of this contamination on the Partnership's ability to sell this investment on favorable terms in the future. The outcome of these legal proceedings cannot presently be determined.

      The Northeast Plaza property, which the Partnership master leases to a local manager/operator, was 100% leased as of March 31, 1997. However, the physical occupancy level was 92% at quarter end due to the move-out of a 10,000 square foot tenant. A new lease has been signed with an automobile supply store that will occupy the 10,000 square foot space beginning next quarter. This tenant has committed to a five-year lease with three five-year renewal options.

      Each of the Partnership's three remaining properties are retail shopping centers. As discussed further above, the Partnership has begun to explore the potential for selling its remaining investment properties in the near term. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 - to - 3 years. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. Currently, occupancy at all three of the Partnership's retail shopping centers remains high and operations to date do not appear to have been affected by this general trend. It remains unclear at this time what impact, if any, this general trend will have on the future operations and/or market values of the Partnership's retail properties. It is possible that the current market conditions for retail properties in general will affect the timing of the dispositions of the remaining investments. If favorable sales opportunities are not available in the near term, the Partnership may continue to hold the investments and, where necessary, obtain assumable mortgage financing which would allow the Partnership the greatest flexibility to pursue future sales opportunities when such market conditions improve.

      At March 31, 1997, the Partnership had available cash and cash equivalents of $897,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended March 31, 1997
---------------------------------

      The Partnership reported net income of $73,000 for the three months ended March 31, 1997, as compared to net income of $92,000 for the same period in the prior year. This $19,000 decrease in net income is attributable to a $14,000 decrease in the Partnership's share of ventures' income and a $5,000 increase in the Partnership's operating loss. The Partnership's share of ventures' income decreased mainly due to the inclusion of the operating results of the Camelot Apartments, which was sold in June 1996, in the prior year's income. The Partnership's share of income from the Camelot joint venture in the prior year, net of the amortization of excess basis, was $40,000. Partially offsetting the inclusion of the Camelot joint venture's operating results in the prior year's income were increases in the Partnership's share of income from both the Central Plaza and Pine Trail joint ventures of $16,000 and $10,000, respectively. Net income increased at Central Plaza mainly due to a 3% increase in average occupancy compared to the same period in the prior year and small decreases in interest and depreciation expenses. Net income increased at Pine Trail mainly due to an increase in rental revenues resulting from rental rate increases.

      The Partnership's operating loss increased primarily due to a $15,000 increase in general and administrative expenses. General and administrative expenses increased due to an increase in legal fees incurred during the current three-month period in connection with the continued litigation against Mobil Oil Corporation, as discussed further above. The increase in general and administrative expenses was partially offset by an increase in interest income and a decline in interest expense in the current period.

Six Months Ended March 31, 1997
-------------------------------

      The Partnership reported net income of $180,000 for the six months ended March 31, 1997, as compared to net income of $175,000 for the same period in the prior year. This $5,000 increase in net income is attributable to a $55,000 decrease in the Partnership's operating loss which was partially offset by a $50,000 decrease in the Partnership's share of ventures' income. The
Partnership's  operating  loss  decreased  due  to  a  $38,000  decline  in  the
Partnership's operating expenses and a $17,000 increase in interest income. Operating expenses declined mainly due to a decrease in general and administrative expenses of $32,000 for the current six-month period. General and administrative expenses decreased mainly as a result of a decline in certain required professional services during the current period. Interest income increased due to an increase in the Partnership's average outstanding cash balances during the current six-month period resulting from the retention of a portion of the Camelot sale proceeds subsequent to the June 1996 sale transaction.

      The Partnership's share of ventures' income decreased mainly due to the inclusion of the operating results of the Camelot Apartments in the prior year's income. The Partnership's share of income from the Camelot joint venture in the prior year, net of the amortization of excess basis, was $104,000. Partially offsetting the inclusion of the Camelot joint venture's operating results in the prior year's income were increases in the Partnership's share of income from both the Central Plaza and Pine Trail joint ventures of $35,000 and $19,000, respectively. Net income increased at Central Plaza mainly due to a 3% increase in average occupancy compared to the same period in the prior year and a small decrease in depreciation expense. Net income increased at Pine Trail mainly due to an increase in rental revenues resulting from rental rate increases and a small increase in occupancy when compared to the same period in the prior year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, the Partnership's General Partner was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement. In addition, in December 1996
PaineWebber agreed to settle the Bandrowski action discussed further in the Annual Report. Final releases and dismissals with regard to this action were received subsequent to the quarter ended March 31, 1997. Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

     With regard to the Partnership's litigation against Mobil Oil Corporation related to the groundwater contamination at the Northeast Plaza Shopping Center, on November 14, 1996 the Florida state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages. During fiscal 1996, the Partnership agreed to a mediation session with Mobil, which took place on November 25, 1996, in an attempt to settle the case. A settlement was not reached at the mediation, but discussions are continuing. A jury trial was expected to commence by early April 1997. However, the jury trial has been delayed because of a change in the assignment of the presiding judge and a conflict in the new judge's schedule. Depositions, hearings and settlement discussions are continuing, as are the Partnership's efforts to establish a firm trial date. The outcome of these legal proceedings cannot presently be determined.

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


Date:  May 12, 1997