Form 10-Q
period 1997-06-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1997-08-14
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549
                      ----------------------------------

                                  FORM 10-Q

    |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from ____to _____ .


                            Commission File Number:  0-10979



            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                            13-3038189
           --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


265 Franklin Street, Boston, Massachusetts                      02110
------------------------------------------                      -----
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                BALANCE SHEETS
               June 30, 1997 and September 30, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS

                                                         June 30  September 30
                                                         -------  ------------
Operating investment property, at cost:
   Land                                                 $     950    $    950
   Building and improvements                                4,088       4,088
                                                        ---------    --------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,466)     (1,389)
                                                        ---------    --------
                                                            3,572       3,649

Investments in joint ventures, at equity                    2,841       2,844
Cash and cash equivalents                                     848       1,000
Accounts receivable                                            99          99
Deferred expenses, net                                         37          53
Note and interest receivable, net                               -           -
                                                        ---------    --------
                                                        $   7,397    $  7,645
                                                        =========    ========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                           $       4    $      4
Accounts payable and accrued expenses                          65          60
Mortgage note payable                                       1,315       1,420
Partners' capital                                           6,013       6,161
                                                        ---------    --------
                                                        $   7,397    $  7,645
                                                        =========    ========

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                               General           Limited
                                               Partner           Partners
                                               -------           --------

Balance at September 30, 1995                 $    (61)         $  5,619
Cash distributions                                  (3)             (314)
Net income                                          62             6,138
                                              --------           -------
Balance at June 30, 1996                      $     (2)          $11,443
                                              ========           =======

Balance at September 30, 1996                 $      -           $ 6,161
Cash distributions                                  (3)             (316)
Net income                                           2               169
                                              --------           -------
Balance at June 30, 1997                      $     (1)          $ 6,014
                                              ========           =======




                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                      Three Months Ended      Nine Months Ended
                                           June 30,                 June 30,
                                    --------------------    -------------------
                                     1997        1996         1997        1996
                                     ----        ----         ----        ----

Revenues:
   Rental revenues                $   119     $   119    $    358      $  358
   Interest income                     13          17          40          27
                                  -------     -------    --------      ------
                                      132         136         398         385

Expenses:
   Interest expense                    36          39         109         118
   Management fees                      5           5          13          13
   Depreciation expense                26          26          77          77
   General and administrative         171          99         314         274
                                  -------     -------    --------      ------
                                      238         169         513         482
                                  -------     -------    --------      ------

Operating loss                       (106)        (33)       (115)        (97)

Partnership's share of
  ventures' income                     97          24         286         263

Partnership's share of gain
  on sale of operating
  investment property                   -       6,034           -       6,034
                                  -------     -------    --------      ------

Net income (loss)                 $    (9)    $ 6,025    $    171      $6,200
                                  =======     =======    ========      ======

Net income (loss) per Limited
  Partnership Unit                 $(0.41)    $276.83      $ 7.86     $284.83
                                   ======     =======      ======     =======


Cash distributions per Limited
  Partnership Unit                 $ 4.88     $  4.85      $14.64     $ 14.55
                                   ======     ======       ======     =======


   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.











                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
   Net income                                         $    171      $   6,200
   Adjustments to reconcile net income to
    net cash used in operating activities:
     Depreciation expense                                   77             77
     Amortization of deferred financing costs               16             16
     Partnership's share of ventures' income              (286)          (263)
     Partnership's share of gain on sale of operating
       investment property                                   -         (6,034)
     Changes in assets and liabilities:
      Accounts payable and accrued expenses                  5            (10)
                                                      --------      ---------
        Total adjustments                                 (188)        (6,214)
                                                      --------      ---------
        Net cash used in operating activities              (17)           (14)

Cash flows from investing activities:
   Distributions from joint ventures                       289          6,581

Cash flows from financing activities:
   Distributions to partners                              (319)          (317)
   Principal payments on mortgage note payable            (105)           (96)
                                                      --------      ---------
        Net cash used in financing activities             (424)          (413)
                                                      --------      ---------

Net (decrease) increase in cash and cash equivalents      (152)         6,154

Cash and cash equivalents, beginning of period           1,000            296
                                                      --------      ---------

Cash and cash equivalents, end of period              $    848      $   6,450
                                                      ========      =========

Cash paid during the period for interest              $     93      $     102
                                                      ========      =========
















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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and September 30, 1996 and revenues and expenses for each of the three- and nine-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions

         Management fees earned by the Adviser totalled $13,000 for each of the nine-month periods ended June 30, 1997 and 1996. Accounts payable - affiliates at June 30, 1997 and September 30, 1996 consists of $4,000 of management fees payable to the Adviser at both dates.

         Included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $50,000 and $55,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

         Also included in general and administrative expenses for the nine months ended June 30, 1997 and 1996 is $6,000 and $1,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.   Real Estate Investments

         As of June 30, 1997, the Partnership directly owns one operating investment property (Northeast Plaza) and has investments in two joint venture partnerships (three at June 30, 1996) as more fully described in the Partnership's Annual Report. On June 19, 1996, the joint venture which owned the Camelot Apartments sold the operating investment property to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of the outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. The Partnership made a special distribution to the Limited Partners from the Camelot sale proceeds of approximately $5.5 million, or $256 per original $1,000 investment, on August 15, 1996. The remaining net proceeds were added to the Partnership's cash reserves to provide for the potential capital needs of the Partnership's remaining investments. Subsequent to quarter ended June 30,1997, on August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. As a result of this transaction, the Partnership will make a special capital distribution to the Limited Partners of $285.25 per original $1,000 investment on September 15, 1997. The Partnership no longer holds an interest in this property.

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

         Summarized operating results of the joint ventures for the three and nine months ended June 30, 1997 and 1996 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1997 and 1996
                                 (in thousands)

                                  Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   -----------------     ------------------
                                    1997      1996          1997     1996
                                    ----      ----          ----     ----

     Rental revenues and expense
        recoveries               $   885    $ 1,499     $  2,700    $ 4,492
     Interest and other income         9          2           16        128
                                 -------    -------     --------    -------
                                    894       1,501        2,716      4,620

     Property operating expenses    268         789          880      2,192
     Interest expense               328         440          993      1,310
     Depreciation and
        amortization                142         204          383        608
                                -------     -------     --------    -------
                                    738       1,433        2,256      4,110
                                -------     -------     --------    -------

     Operating income               156          68          460        510

     Gain on sale of operating
       investment property            -      11,996            -     11,996
                                -------     -------     --------    -------

     Net income                 $   156    $ 12,064     $    460    $12,506
                                =======    ========     ========    =======

     Net income:
      Partnership's share of
        combined net income     $    98    $  7,520     $    289    $ 7,809
      Co-venturers' share of
        combined net income          58       4,544          171      4,697
                                -------    --------     --------    -------
                                $   156    $ 12,064     $    460    $12,506
                                =======    ========     ========    =======

               Reconciliation of Partnership's Share of Operations
           For the three and nine months ended June 30, 1997 and 1996
                                 (in thousands)

                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   -----------------     ------------------
                                    1997      1996          1997     1996
                                    ----      ----          ----     ----

      Partnership's share of
         net income, as shown
         above                     $    98    $ 7,520     $    289   $  7,809
      Amortization of excess
         basis                          (1)    (1,462)          (3)    (1,512)
                                   -------    -------     --------   --------
      Partnership's share of
         ventures' net income      $    97    $ 6,058     $    286   $  6,297
                                   =======    =======     ========   ========

         The Partnership's share of ventures' net income is presented as follows in the accompanying statements of operations (in thousands):

                                  Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                   -----------------     ------------------
                                    1997      1996          1997     1996
                                    ----      ----          ----     ----
      Partnership's share of
         ventures' income          $   97   $   24       $   286    $  263
      Partnership's share of
         gain on sale of
         operating investment
         property                       -    6,034             -     6,034
                                   ------   ------       -------    ------

                                   $   97   $ 6,058      $    286   $6,297
                                   ======   =======      ========   ======

4.  Note and Interest Receivable, Net

          Note and interest receivable at June 30, 1997 and September 30, 1996 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of June 30, 1997 would be approximately $6,710,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of June 30, 1997. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

5.  Mortgage Note Payable and Contingencies

          The mortgage note payable at June 30, 1997 and September 30, 1996 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of June 30, 1997 and September 30, 1996.

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

          During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the
     Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages due to trespass and nuisance. By obtaining a summary judgment of liability and recently defeating Mobil's appeal of the summary judgment, the Partnership has firmly established Mobil Oil Corporation's liability for the trespass and nuisance caused by the contamination. The trial on these counts will focus directly on the damages suffered by the
     Partnership. In addition, the trial court has found a reasonable evidentiary basis for the Partnership to amend its complaint to seek punitive damages against Mobil for certain intentional or grossly negligent conduct which caused the contamination of the Center. The jury will determine the Partnership's entitlement to compensatory and/or punitive damages, if any. Finally, the trial court granted the Partnership leave to seek an injunction against Mobil to force them to complete the cleanup of the Center on an expedited basis. If the Partnership is successful at trial, the injunction will likely advance the completion of the cleanup by several years. A trial date is expected to be set shortly by the Court. The Partnership continues to be concerned about the impact of this contamination on the Partnership's ability to sell this investment on favorable terms in the future. The outcome of these legal proceedings cannot presently be determined. Accordingly, the out-of-pocket costs, legal fees and related expenses related to this situation have been expensed as incurred on the Partnership's income statements and no estimate of the recoveries, if any, which could result from this litigation have been recorded.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

      Subsequent to the end of the third quarter, on August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. As a result of this transaction, the Partnership will make a special capital distribution to the Limited Partners of $285.25 per original $1,000 investment on September 15, 1997. The Partnership no longer holds an interest in this property. The net price of $6,150,000 is the amount the Partnership would have received from a third-party sale at any sale price between $13,800,000 and $18,500,000. Under the terms of the Pine Trail joint venture agreement, the Partnership was entitled to the first $6,150,000 as a first priority from the net sale proceeds after the payment of closing costs and adjustments as well as the mortgage indebtedness of approximately $7,700,000. Then the co-venture partner was entitled to the next $4,156,000, with any remaining net sale proceeds split 50%/50%. Under these terms, the Partnership would not receive any amount above $6,150,000 until the sale price of the property exceeded $18,500,000. If a sale price of over $18,500,000 were achieved, the Partnership and the co-venturer would share equally in any excess over $18,500,000. Management believed that a sale price of $18,500,000 was unlikely to be achieved for several years, which was supported by the most recent independent appraisal of Pine Trail which valued the property at $16,250,000. The net operating income from the Pine Trail Shopping Center is not expected to improve significantly for the next five years because of the long-term leases and fixed rental rates on the anchor and out-parcel leases, which comprise 73% of the property's total base rental income and nearly 82% of the total net leasable area. One anchor's lease term expires in January 2002, two other anchor leases expire in November 2006, and the fourth anchor lease expires in January 2012. As a result of these circumstances, management believed that accepting the net sale price of $6,150,000 was in the Partnership's best interests.

     At Central Plaza Shopping Center in Lubbock, Texas, the occupancy level remained at 92% as of June 30, 1997, unchanged from the prior quarter. Despite intensive efforts by the property's local leasing team, the remaining 11,500 square feet of vacant space at the Center has not been leased. The leasing team has contacted over 30 retailers. However, after pursuing the most promising responses to these initial contacts, they were unable to find a fit between the retailers' needs and the space available at the Center. To broaden the search for tenants, a Dallas leasing firm has been engaged to focus on retailers in the Dallas area that might be interested in entering the Lubbock market.

      As previously reported, the Partnership and its co-venture partner have been exploring potential opportunities to sell Central Plaza. During the quarter, it was agreed that management would market the Center for sale rather than wait to complete a lease-up of the remaining vacant space. Several regional and national real estate brokerage firms were interviewed as candidates for this assignment, and a Dallas-based real estate broker with a specialty in retail properties was selected to market the Central Plaza Shopping Center for sale. The marketing process has begun, and sale packages are being distributed to prospective buyers. However, there are no assurances that a sale transaction will be completed in the near term.

      The sale of the Partnership's interest in Pine Trail and the plans to market Central Plaza for sale position the Partnership for a possible liquidation within the next 2-to-3 years pending the resolution of the issues affecting the Partnership's Northeast Plaza investment. As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Mobil investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of these damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages due to trespass and nuisance. By obtaining a summary judgment of liability and recently defeating Mobil's appeal of the summary judgment, the Partnership has firmly established Mobil Oil Corporation's liability for the trespass and nuisance caused by the contamination. The trial on these counts will focus directly on the damages suffered by the Partnership. In addition, the trial court has found a reasonable evidentiary basis for the Partnership to amend its complaint to seek punitive damages against Mobil for certain intentional or grossly negligent conduct which caused the contamination of the Center. The jury will determine the Partnership's entitlement to compensatory and/or punitive damages, if any. Finally, the trial court granted the Partnership leave to seek an injunction against Mobil to force them to complete the cleanup of the Center on an expedited basis. If the Partnership is successful at trial, the injunction will likely advance the completion of the cleanup by several years. A trial date is expected to be set shortly by the Court. The Partnership continues to be concerned about the impact of this contamination on the Partnership's ability to sell this investment on favorable terms in the future. The outcome of these legal proceedings cannot presently be determined.

      The Northeast Plaza property, which the Partnership master leases to a local manager/operator, was 100% leased and 92% occupied as of June 30, 1997. As reported last quarter, a 10,000 square foot tenant moved out of the Center. However, a new five-year lease for this space was signed with an automobile supply store. The automobile supply store is completing its build-out and is expected to move in by September 30, 1997. Two tenants signed lease renewals during the quarter. Both tenants, one whose 900 square foot lease was scheduled to expire in April, and the other, whose 1,890 square foot lease was not scheduled to expire until 1998, signed new five-year leases.

      At June 30, 1997, the Partnership had available cash and cash equivalents of $848,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, which matures on January 1, 2000, and none are expected in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended June 30, 1997
--------------------------------

      The Partnership reported a net loss of $9,000 for the three months ended June 30, 1997, as compared to net income of $6,025,000 for the same period in the prior year. The unfavorable change in the Partnership's net operating results for the current three-month period is primarily the result of the Partnership's share of the gain from the June 1996 sale of the Camelot Apartments recognized in the prior three-month period. The gain recognized by the Camelot joint venture totalled $11,996,000 and the Partnership's share of such gain amounted to $6,034,000, net of the write-off of the unamortized balance of the Partnership's excess basis in the Camelot joint venture of $1,437,000. In addition, a $73,000 increase in the Partnership's operating loss contributed to the unfavorable change in net operating results. The
Partnership's  operating  loss  increased  due  to a  $69,000  increase  in  the
Partnership's  operating  expenses and a $4,000 decrease in interest income. The
Partnership's operating expenses increased mainly due to a $72,000 increase in general and administrative expenses. General and administrative expenses increased due to a $79,000 increase in legal fees incurred during the current three-month period as a result of the continued litigation against Mobil Oil Corporation, as discussed further above. The increase in legal fees was partially offset by a decline in certain other required professional services during the current period. The increase in general and administrative expenses was partially offset by a $3,000 decrease in interest expense. Interest expense decreased due to a reduction in the outstanding balance of the mortgage note payable secured by the Partnership's wholly-owned Northeast Plaza Shopping Center due to the required monthly principal payments. Interest income decreased due to a decrease in the Partnership's average outstanding cash balances during the current three-month period resulting from the receipt of the Camelot sale proceeds in June 1996 and the temporary investment prior to the special distribution to the Limited Partners on August 15, 1996.

      The gain on the Camelot sale in the prior period and the increase in the Partnership's operating loss were partially offset by a $73,000 increase in the Partnership's share of ventures' income for the current three-month period. The Partnership's share of ventures' income increased mainly due to a $56,000 loss recognized in the prior year from the Camelot joint venture through the date of the sale on June 19, 1996, and a $23,000 increase in net income at the Pine Trail joint venture when compared to the same period in the prior year. Net income increased at Pine Trail mainly due to a $17,000 increase in rental revenues and an $8,000 decrease in interest expense. Rental revenues increased as a result of increases in rental rates when compared to the same period in the prior year. Interest expense decreased due to a reduction in the outstanding balance of the mortgage note payable due to the required monthly principal payments.

Nine Months Ended June 30, 1997
-------------------------------

      The Partnership reported net income of $171,000 for the nine months ended June 30, 1997, as compared to net income of $6,200,000 for the same period in the prior year. The substantial decrease in the Partnership's net income for the current nine-month period is primarily the result of the Partnership's share of the gain from the June 1996 sale of the Camelot Apartments recognized in the prior nine-month period, as discussed above. In addition, an $18,000 increase in the Partnership's operating loss contributed to the decline in net income. The Partnership's operating loss increased due to a $31,000 increase in the Partnership's operating expenses, which was partially offset by a $13,000 increase in interest income. The Partnership's operating expenses increased mainly due to a $40,000 increase in general and administrative expenses. General and administrative expenses increased due to a $107,000 increase in legal fees incurred during the current nine-month period as a result of the continued litigation against Mobil Oil Corporation, as discussed further above. The increase in legal fees was partially offset by a decline in certain other required professional services during the current period. The increase in general and administrative expenses was partially offset by a $9,000 decrease in interest expense. Interest expense decreased due to a reduction in the outstanding balance of the mortgage note payable secured by the Partnership's wholly-owned Northeast Plaza Shopping Center due to the required monthly principal payments. Interest income increased due to an increase in the Partnership's average outstanding cash balances during the current nine-month period resulting from the retention of a portion of the Camelot sale proceeds subsequent to the June 1996 sale transaction.

      The gain on the Camelot sale and the increase in the Partnership's operating loss was partially offset by a $23,000 increase in the Partnership's share of ventures' income for the current nine-month period. The Partnership's share of ventures' income increased due to increases in net income at the Central Plaza and Pine Trail joint ventures of $52,000 and $49,000, respectively. Net income increased at Central Plaza primarily due to decreases in maintenance costs and real estate tax expense. Net income increased at Pine Trail mainly due to an increase in rental revenues resulting from increases in rental rates when compared to the same period in the prior year. The increases in net income at the Central Plaza and Pine Trail joint ventures was partially offset by the inclusion of the operating results of the Camelot Apartments in the prior year's figure. The Partnership's share of operating income from the Camelot joint venture through the date of the sale in the prior year, net of the amortization of excess basis, was $51,000.

                                     PART II
                                Other Information

Item 1. Legal Proceedings


      As previously reported, the Partnership's General Partners were named as defendants in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings of interests in various limited partnership investments and REIT stocks, including those offered by the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the settlement was held in December 1996, and in March 1997 the court issued a final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to the Bandrowski action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of such action. Final releases and dismissals with regard to this action were received during the quarter ended June 30, 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

      With regard to the Partnership's litigation against Mobil Oil Corporation related to the groundwater contamination at the Northeast Plaza Shopping Center, on November 14, 1996 the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages due to trespass and nuisance. By obtaining a summary judgment of liability and recently defeating Mobil's appeal of the summary judgment, the Partnership has firmly established Mobil Oil Corporation's liability for the trespass and nuisance caused by the contamination. The trial on these counts will focus directly on the damages suffered by the Partnership. In addition, the trial court has found a reasonable evidentiary basis for the Partnership to amend its complaint to seek punitive damages against Mobil for certain intentional or grossly negligent conduct which caused the contamination of the Center. The jury will determine the Partnership's entitlement to compensatory and/or punitive damages, if any. Finally, the trial court granted the Partnership leave to seek an injunction against Mobil to force them to complete the cleanup of the Center on an expedited basis. If the Partnership is successful at trial, the injunction will likely advance the completion of the cleanup by several years. A trial date is expected to be set shortly by the Court. The Partnership continues to be concerned about the impact of this contamination on the Partnership's ability to sell this investment on favorable terms in the future. The outcome of these legal proceedings cannot presently be determined.

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

                      PAINE WEBBER INCOME PROPERTIES THREE
                               LIMITED PARTNERSHIP


                                   By:  THIRD INCOME PROPERTIES, INC.
                                        General Partner




                                    By:/s/ Walter V. Arnold
                                       ---------------------
                                       Walter V. Arnold
                                       Senior Vice President and Chief
                                       Financial Officer


Date:  August 13, 1997