Form 10-K405
period 1997-09-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1998-01-13
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1997

                                          OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         For the transition period from ______to ____.

Commission File Number:  0-10979

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 13-3038189
-----------------------                                     -------------------
(State of organization)                                        (I.R.S. Employer
                                                            Identification No.)

265 Franklin Street, Boston, Massachusetts                            02110
-------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each exchange
Title of each class                                        on which registered
-------------------                                        -------------------
     None                                                        None

Securities registered pursuant to Section 12(g) of the Act:
                        UNITS OF LIMITED PARTNERSHIP INTEREST
                        -------------------------------------
                                   (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                         DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                  Form 10-K Reference
---------                                                  -------------------
Prospectus of registrant dated                                 Part IV
December 3, 1980, as supplemented

Current Report on Form 8-K                                     Page IV
of registrant dated August 1, 1997

             PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                    1997 FORM 10-K

                                  TABLE OF CONTENTS

Part I                                                                  Page
------                                                                  ----

Item  1           Business                                               I-1

Item  2           Properties                                             I-3

Item  3           Legal Proceedings                                      I-3

Item  4           Submission of Matters to a Vote of Security Holders    I-5

Part  II
--------

Item  5           Market for the Partnership's Limited Partnership
                  Interests and Related Security Holder Matters          II-1

Item  6           Selected Financial Data                                II-1

Item  7           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    II-2

Item  8           Financial Statements and Supplementary Data            II-7

Item  9           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    II-7

Part III
--------

Item 10           Directors and Principal Executive Officers of the
                  Partnership                                            III-1

Item 11           Executive Compensation                                 III-2

Item 12           Security Ownership of Certain Beneficial Owners
                  and Management                                         III-3

Item 13           Certain Relationships and Related Transactions         III-3

Part  IV
--------

Item 14           Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                            IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-29

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-5 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties. As discussed below, through September 30, 1997 three of the operating properties had been sold, and the Partnership sold its interest in another joint venture to its co-venture partner during fiscal 1997. As of September 30, 1997, the Partnership owned, directly or through joint venture partnerships, the properties or interests in the properties set forth in the following table:

Name of Joint Venture                        Date of
Name and Type of Property                    Acquisition   Type of
Location                          Size       of Interest   Ownership (1)
------------------------------    ------     -----------   -------------------

Boyer Lubbock Associates          151,857     6/30/81      Fee ownership of land
Central Plaza Shopping Center     gross                    and improvements
Lubbock, Texas                    leasable                 (through joint
                                  sq. ft.                  venture).

Northeast Plaza Shopping Center   121,005     9/25/81      Fee ownership of land
Sarasota, Florida                 gross                    and improvements
                                  leasable                 subject to a master
                                  sq. ft.                  lease.

(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investments and for a description of the agreements through which the Partnership has acquired these real estate investments.

      The Partnership previously had investment interests in the Briarwood Joint Venture, which owned the Briarwood Apartments and Gatewood Apartments in Bucks County, Pennsylvania; Camelot Associates, which owned the Camelot Apartments in Fairfield, Ohio; and Pine Trail Partnership, which owned the Pine Trail Shopping Center in West Palm Beach, Florida. On December 20, 1984, the Partnership sold its investment in the Briarwood Joint Venture for cash of $7,490,000 and a note receivable. See Note 6 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction and the outstanding note receivable. On June 19, 1996, Camelot Associates sold the Camelot Apartments to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. See Note 5 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction. On August 1, 1997, the Partnership sold its interest in the Pine Trail Partnership to its joint venture partner for a net price of $6,150,000. See Note 5 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction.

      The Partnership's investment objectives are to:

(1) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
(2) preserve and protect Limited Partners'capital;
(3) achieve long-term appreciation in the value of its properties;  and
(4) provide a build up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 1997, the Limited Partners had received cumulative cash distributions totalling approximately $34,311,000, or approximately $1,619 per original $1,000 investment for the Partnership's earliest investors. Of the total distributions, approximately $7,516,000, or $348.75 per original $1,000 investment, represents proceeds from the sale of the Briarwood and Gatewood Apartments in fiscal 1985; approximately $108,000, or $5 per original $1,000 investment, represents proceeds from the fiscal 1986 repayment of an additional investment that was made in Northeast Plaza; approximately $5,517,000, or $256 per original $1,000 investment, represents proceeds from the sale of the Camelot Apartments in fiscal 1996; and approximately $6,147,000, or $285.25 per original $1,000 investment, represents proceeds from the sale of the Partnership's interest in the Pine Trail Shopping Center during fiscal 1997. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. Beginning with the first quarter of fiscal 1998, the Partnership will be paying quarterly distributions of excess cash flow at the rate of 5% per annum on a remaining capital account balance of $105 per original $1,000 investment. In addition, the Partnership retains its ownership interest in two of its six original investment properties. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their final disposition, which cannot presently be determined. At the present time, real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at both of the Partnership's remaining retail shopping centers remain high and operations to date do not appear to have been affected by this general trend.

      As discussed further in the notes to the financial statements, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Regulation, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. As a result of the contamination of the ground water at Northeast Plaza, the Partnership has incurred certain damages, primarily related to the inability to sell the property and to delays in the process of refinancing the property's mortgage indebtedness. The Partnership has incurred significant out-of-pocket and legal expenses in connection with such sale and refinancing efforts. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of its damages. As discussed further in Item 3, the Partnership initiated legal proceedings against Mobil for breach of indemnity and property damage in fiscal 1993. Such legal proceedings continue to be ongoing at the present time. The Partnership continues to be concerned about the impact of this contamination on the Partnership's ability to sell this investment on favorable terms in the future. The outcome of these legal proceedings cannot presently be determined.

      The Partnership's two remaining operating properties are both retail shopping centers which are located in real estate markets in which they face significant competition for the revenues they generate. The shopping centers compete for long-term retail tenants with numerous projects of similar type generally on the basis on location, rental rates, tenant mix and tenant improvement allowances.

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

Item 2.  Properties

      As of September 30, 1997, the Partnership owned one property directly and owned an interest in one operating property through a joint venture partnership. Such properties are referred to under Item 1 above to which reference is made for the name, location and description of each property.

      Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                           Percent Leased At
                              -------------------------------------------------
                                                                        Fiscal
                                                                        1997
                              12/31/96   3/31/97    6/30/97   9/30/97   Average
                              --------   -------    -------   -------   -------

Central Plaza                   92%       92%       92%        92%       92%

Northeast Plaza Shopping
 Center                        100%      100%      100%       100%      100%

Pine Trail Shopping Center (1)  97%       97%       96%        N/A       N/A

(1) The Partnership's interest in the Pine Trail property was sold on August 1, 1997.

Item 3.  Legal Proceedings

Mobil Oil Corporation Litigation
--------------------------------

      As discussed further in Item 7, during fiscal 1993 the Partnership filed suit against Mobil Oil Corporation because of Mobil's failure to compensate the Partnership under the terms of an indemnification agreement between the parties related to the soil and ground water contamination affecting the Partnership's Northeast Plaza Shopping Center investment. Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership has filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper.

      On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages due to Mobil's trespass and Mobil's creation of a private nuisance. Having established liability, the Partnership is entitled to any diminution in market value of the property caused by the contamination. This Partial Summary Judgment was upheld on appeal. The Partnership's expert appraiser has estimated that, upon completion of the remediation, the diminution in value caused by the stigma of previous contamination will be approximately $1.5 million. Mobil's expert appraiser has testified that the contamination has not caused any diminution in the market value of the property.

      A change in Florida state law occurred in 1996 which may cause the completion of the remediation to be extended beyond the currently projected one to three years. This possible extension could have a negative impact upon a sale of the property, should such a sale occur prior to the actual completion of the remediation. In response to this change in the law and to the discovery of certain grossly negligent, wanton or intentional conduct by Mobil in the creation of the contamination, evidence was presented to the Court in an effort to allow for the amendment of the Complaint. The Court allowed the amendment. In addition to the causes of action set forth in the original Complaint, the Amended Complaint seeks injunctive relief to force Mobil to complete the remediation on an expedited basis and also seeks punitive damages.

      During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The matter is set for a jury trial during the two-week period commencing April 6, 1998. The completion of discovery will occur during the second quarter of fiscal 1998. The Partnership is seeking damages in excess of $2,000,000. Subject to the foregoing, it is impossible to determine at this time, with reasonable certainty, the likely range of potential recovery, if any, by the Partnership.

Unitholder Litigation
---------------------

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement that provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in the Bandrowski action as barred by applicable securities arbitration regulations. Mediation with respect to the Bandrowski action was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of this matter. Final releases and dismissals with regard to this action were received during fiscal 1997.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1997, there were 1,547 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1997.

Item 6.  Selected Financial Data

           Paine Webber Income Properties Three Limited Partnership
                     (In thousands, except per Unit data)

                                     Years Ended September 30,
                         ----------------------------------------------------
                           1997       1996         1995      1994       1993
                           ----       ----         ----      ----       ----

Revenues                $  579       $   562     $   492   $   483    $   483

Operating loss          $ (130)      $   (80)    $  (246)  $  (197)   $  (154)

Partnership's share
of ventures' income     $  403       $   696     $   510   $   442    $   332

Partnership's share
  of gain on sale of
  operating investment
  property                   -       $  5,926          -         -          -

Gain on sale of joint
  venture interest      $3,565             -           -         -          -

Net income              $3,838       $ 6,542     $   264   $   245    $   178

Per Limited Partnership Unit:

  Net income           $176.32       $300.56     $ 12.14   $ 11.26    $  8.16

   Cash distributions
     from operations   $ 19.52       $ 19.40     $ 19.40   $ 19.40    $ 19.40

   Cash distributions
     from sale
      transactions     $285.25       $256.00          -         -           -

Total assets           $ 4,767       $ 7,645     $ 7,151   $ 7,429    $ 8,271

Mortgage note payable  $ 1,278       $ 1,420     $ 1,549   $ 1,667    $ 2,245

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 21,550 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from December 1980 to December 1981 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $21,550,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $18,802,000 was originally invested in six operating investment properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1997, the three multi-family apartment properties have been sold, and the Partnership sold its interest in one of the retail shopping centers to its co-venture partner during fiscal 1997. Of the two remaining retail properties, one is owned through a joint venture partnership and one is owned directly and is subject to a master lease. As discussed further below, the Partnership also retains a subordinated mortgage note receivable position related to two of the multi-family properties which were sold in fiscal 1985. At the present time, the Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments to pay for its share of certain required capital improvement expenses.

      On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. As a result of this transaction, the Partnership made a special capital distribution to the Limited Partners of $285.25 per original $1,000 investment on September 15, 1997. The Partnership no longer holds an interest in this property. The net price of $6,150,000 is the amount the Partnership would have received from a third-party sale at any sale price between $13,800,000 and $18,500,000. Under the terms of the Pine Trail joint venture agreement, the Partnership was entitled to the first $6,150,000 as a first priority from the net sale proceeds after the payment of closing costs and adjustments as well as the mortgage indebtedness of approximately $7,700,000. Then the co-venture partner was entitled to the next $4,156,000, with any remaining net sale proceeds split 50%/50%. Under these terms, the Partnership would not receive any amount above $6,150,000 until the sale price of the property exceeded $18,500,000. If a sale price of over $18,500,000 were achieved, the Partnership and the co-venturer would have shared equally in any excess over $18,500,000. Management believed that a sale price of $18,500,000 was unlikely to be achieved for several years, which was supported by the most recent independent appraisal of Pine Trail which valued the property at $16,250,000. The net operating income from the Pine Trail Shopping Center is not expected to improve significantly for the next five years because of the long-term leases and fixed rental rates on the anchor and out-parcel leases, which comprise 73% of the property's total base rental income and nearly 82% of the total net leasable area. One anchor's lease term expires in January 2002, two other anchor leases expire in November 2006, and the fourth anchor lease expires in January 2012. As a result of these circumstances, management believed that accepting the net sale price of $6,150,000 was in the Partnership's best interests.

      With the sale of the Pine Trail investment, the Partnership is focusing on potential disposition strategies for its Central Plaza and Northeast Plaza properties. As discussed further below, the Partnership has been exploring potential opportunities to sell Central Plaza, and there is a possibility that a sale of the property could be completed in early calendar year 1998. The Partnership also expects to re-market the Northeast Plaza property for sale once the lawsuit against Mobil Oil Corporation, which is discussed further below, is resolved. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that sales of the Partnership's assets could be completed within the next 1 to 2 years. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

      The Partnership and its co-venture partner who own Central Plaza Shopping Center engaged the services of a nationally affiliated brokerage firm to market this property for sale during fiscal 1997. The property, which is located in Lubbock, Texas, was marketed extensively and sales packages were distributed to national, regional and local prospective purchasers. As a result of these efforts, three offers were received. After evaluating the offers and the relative strength of the prospective purchasers, an offer was selected and the Partnership and the co-venturer are currently negotiating a purchase and sale contract with the prospective buyer. Although there are no assurances that a sale transaction will be completed, it is possible that a sale could close in early calendar year 1998. The occupancy level at Central Plaza remained at 92% as of September 30, 1997, unchanged from its level of a year ago. While none of the Center's leases expire until January 1999, there is 11,500 square feet of vacant space that is available to lease. As previously reported, the largest part of the vacant space is approximately 6,400 square feet which is next to Best Buy, the Center's electronics anchor store. The property's leasing team has recently attracted interest in this space from a retailer that has locations in the Dallas area and is looking to open a store in the Lubbock market. This retailer is interested in occupying 4,000 of the 6,400 square feet, and an existing tenant is working with the property's leasing team on a possible expansion of its store into the other 2,400 square feet.

      As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection,
which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages due to trespass and nuisance. By obtaining a summary judgment of liability and subsequently defeating Mobil's appeal of the summary judgment, the Partnership has firmly established Mobil Oil Corporation's liability for the trespass and nuisance caused by the contamination. The trial on these counts will focus directly on the damages suffered by the Partnership. In addition, the trial court found a reasonable evidentiary basis for the Partnership to amend its complaint to seek punitive damages against Mobil for certain intentional or grossly negligent conduct which caused the contamination of the Center. The jury will determine the Partnership's entitlement to compensatory and/or punitive damages, if any. Finally, the trial court granted the Partnership leave to seek an injunction against Mobil to force them to complete the cleanup of the Center on an expedited basis. If the Partnership is successful at trial, the injunction will likely advance the completion of the cleanup by several years.

      During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The matter is set for a jury trial during the two-week period commencing April 6, 1998. The completion of discovery will occur during the second quarter of fiscal 1998. The Partnership is seeking damages in excess of $2,000,000. It is impossible to determine at this time, with reasonable certainty, the likely range of potential recovery, if any, by the Partnership.

      The Northeast Plaza property, which the Partnership master leases to a local manager/operator, was 100% leased and occupied as of September 30, 1997. During the first quarter of fiscal 1997, a 10,000 square foot tenant closed its store at the property; however, the property's leasing team was able to replace them with a new tenant, an auto supply store, that leased the entire 10,000 square feet for a five-year term. Additionally, five tenants that occupy a total of 6,390 square feet signed lease renewals during the fiscal year. In calendar year 1998, leases with 3 tenants representing a total of 8,900 square feet come up for renewal.

      At September 30, 1997, the Partnership had available cash and cash equivalents of $973,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, and it is uncertain whether any will be received in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
1997 Compared to 1996
---------------------

      The Partnership's net income decreased by $2,704,000 during fiscal 1997, when compared to the prior year. The decrease in the Partnership's net income for the current fiscal year is primarily the result of the Partnership's share of the gain from the sale of the Camelot Apartments in fiscal 1996, which totalled $5,926,000. During fiscal 1997, the Partnership realized a gain of $3,565,000 from the sale of its interest in the Pine Trail joint venture. In addition, the Partnership's share of ventures' income decreased by $293,000 when compared to the prior year. The Partnership's share of ventures' income decreased due, in part, to the $151,000 of income allocated to the Partnership from the operations of the Camelot Apartments in fiscal 1996 prior to the sale of that property. In addition, the Partnership's share of the net income from the Central Plaza joint venture decreased by $182,000 in fiscal 1997 primarily due to the method of allocating income between the venture partners in accordance with the joint venture agreement. Income is allocated between the venture partners in proportion to the cash distributions received during the year. During fiscal 1996, the Partnership received 100% of the distributions, whereas in fiscal 1997 the distributable cash was split between the Partnership and the co-venturer in a ratio of approximately 56% and 44%, respectively. The Partnership's share of net income from the Pine Trail joint venture increased by $35,000 in fiscal 1997, despite not owning the interest for the last two months of the year, mainly as a result of a decrease in depreciation expense due to some assets having become fully depreciated during fiscal 1996.

      An increase in the Partnership's operating loss of $50,000 also contributed to the decrease in net income in fiscal 1997. Operating loss increased due to an increase in general and administrative expenses of $79,000. General and administrative expenses increased primarily due to a $92,000 increase in legal fees as a result of the continued litigation against Mobil Oil Corporation, as discussed further above. The increase in legal fees was partially offset by an increase in interest income of $17,000 and a $12,000 decrease in interest expense. Interest income increased due to the higher average outstanding cash balances resulting from the temporary investment of the Pine Trail sale proceeds pending the special distribution to the Limited Partners which occurred on September 15, 1997. Interest expense decreased as a result of the scheduled principal amortization on the outstanding mortgage loan payable.

1996 Compared to 1995
---------------------

      The Partnership's net income increased by $6,278,000 during fiscal 1996, when compared to the prior year. The substantial increase in the Partnership's net income for fiscal 1996 was primarily the result of the Partnership's share of the gain from the sale of the Camelot Apartments, which occurred in June 1996. The gain recognized by the Camelot joint venture totaled $12,089,000 and the Partnership's share of such gain amounted to $5,926,000, net of the write-off of the unamortized balance of the Partnership's excess basis in the Camelot joint venture of $1,506,000. In addition, the Partnership's share of ventures' operating income increased by $186,000, when compared to fiscal 1995. The Partnership's share of ventures' operating income increased primarily due to an increase in the portion of the income allocated to the Partnership from the Central Plaza joint venture. The joint venture's income allocation primarily follows the allocation of cash distributions. The Partnership was allocated 100% of the cash distributions from Central Plaza during fiscal 1996 as compared to approximately 60% of cash distributions during the prior year. While fiscal 1996 net income increased by only $65,000 at Central Plaza, the Partnership's share of the venture's income increased by $224,000. Net income at Central Plaza increased in fiscal 1996 primarily due to an increase in revenues resulting from higher average rental rates. The increase in the Partnership's share of venture's income from Central Plaza was partially offset by a decrease in operating income from the Camelot Apartments joint venture due to the sale of the property on June 19, 1996.

      A decrease in the Partnership's operating loss of $166,000 also contributed to the increase in net income in fiscal 1996. Operating loss decreased due to an increase in interest income of $70,000 and a decrease in general and administrative expenses of $85,000. Interest income increased due to the higher average outstanding cash balances resulting from the temporary investment of the Camelot sale proceeds pending the special distribution to the Limited Partners which occurred on August 15, 1996. General and administrative expenses decreased primarily as a result of incremental expenses incurred in fiscal 1995 relating to an independent valuation of the Partnership's operating properties.

1995 Compared to 1994
---------------------

      The Partnership's net income increased by $19,000 during fiscal 1995, when compared to fiscal 1994, mainly due to an increase in the Partnership's share of ventures' income of $68,000 which was partially offset by an increase in the general and administrative expenses of $51,000. General and administrative expenses increased mainly due to increased legal and appraisal costs resulting from the continued litigation against Mobil Oil Corporation, as discussed further above. The Partnership's share of ventures' income increased primarily due to an increase in net income at the Pine Trail joint venture. Net income at Pine Trail increased as a result of an increase in rental income due to higher average occupancy levels when compared to fiscal 1994. The Pine Trails Shopping Center had an average occupancy level of 96% for fiscal 1995, as compared to 93% for fiscal 1994. The Partnership's share of ventures' income also increased because the Partnership was allocated a higher percentage of the net income from the Camelot joint venture when compared to fiscal 1994. Although net income decreased slightly at Camelot as a result of an increase in maintenance expenses, the Partnership was allocated a larger percentage of the net income due to the method of allocation specified in the joint venture agreement. The increase in the Partnership's share of income from the Pine Trail and Camelot joint ventures was partially offset by a decrease in the Partnership's share of income from Central Plaza. Net income was down at Central Plaza as a result of a decline in average occupancy compared to fiscal 1994. Occupancy at Central Plaza declined from 96% for fiscal 1994 to 93% for fiscal 1995 mainly due to a 6,000 square foot tenant that vacated the property in the second quarter of fiscal 1995.

Certain Factors Affecting Future Operating Results
--------------------------------------------------

      The following factors could cause actual results to differ materially from historical results or those anticipated:

      Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

      Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

      Notwithstanding the environmental situation at the Northeast Plaza property described above, the Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investments, both of which are retail shopping centers, will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of one of the remaining investments through a joint venture partnership could adversely impact the timing of the Partnership's planned disposition of this asset and the amount of proceeds received from such disposition. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its sixteenth full year of operations in fiscal 1997 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment properties. The master lease on the Partnership's wholly-owned retail shopping center requires the lessee to pay all of the expenses associated with operating the property. Furthermore, many of the existing leases with tenants at the Partnership's remaining joint venture owned retail shopping center contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the General Partner of the Partnership are as follows:
                                                                     Date
                                                                     elected
      Name                      Office                      Age      to Office
      ----                      ------                      ---      ---------

Bruce J. Rubin          President and Director              38        8/22/96
Terrence E. Fancher     Director                            44        10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       50        10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               55        6/13/80 *
Timothy J. Medlock      Vice President and Treasurer        36        6/1/88
Thomas W. Boland        Vice President and Controller       35        12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the General Partner and a Vice President and Controller of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young &
Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $17,000 for the year ended September 30, 1997. No incentive management fees were earned during the year ended September 30, 1997.

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1997 is $67,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b) A Current Report on Form 8-K dated August 1, 1997 was filed during the last quarter of fiscal 1997 to report the sale of the Partnership's joint venture interest in the Pine Trail Partnership and is hereby incorporated by reference.


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

                                      PAINE WEBBER INCOME PROPERTIES
                                      THREE LIMITED PARTNERSHIP



                                      By:  Third Income Properties, Inc.
                                           General Partner



                                  By: /s/ Bruce J. Rubin
                                      ------------------
                                      Bruce J. Rubin
                                      President and Chief Executive Officer



                                  By: /s/ Walter V. Arnold
                                      ------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer



                                  By: /s/ Thomas W. Boland
                                      ------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:  January 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 13, 1998
   -----------------------                            ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date: January 13, 1998
   -----------------------                            ----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

               PAINE WEBBER PROPERTIES THREE LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS

                                                      Page Number in the Report
Exhibit No. Description of Document                   or Other Reference
----------- ------------------------                  -------------------------
(3) and (4) Prospectus of the Registrant              Filed with  the Commission
            dated December 3, 1980, supplemented,     pursuant to Rule 424(c)
            with particular reference to the          and incorporated  herein by
            Restated Certificate and Agreement        reference.
            Limited Partnership.


(10)        Material contracts previously filed as    Filed with the Commission
            exhibits to registration statements and   pursuant to Section 13 or 15(d)
            amendments thereto of the registrant      of  the  Securities Exchange Act
            together with all such contracts filed    of 1934 and incorporated
            as exhibits of previously filed Forms     herein by reference.
            8-K and Forms 10-K are hereby
            incorporated herein by reference.


(13)        Annual Reports to Limited Partners        No Annual Report for the year
                                                      ended September 30, 1997 has
                                                      been  sent to  the Limited Partners.
                                                      An  Annual Report  will be sent to
                                                      the Limited Partners subsequent to
                                                      this filing.


(21)        List of Subsidiaries                      Included in Item 1 of Part I of this
                                                      Report Page I-1,  to which reference
                                                      is hereby made.

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

                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Three Limited Partnership:

    Report of independent auditors - Ernst & Young LLP                  F-2

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-3

    Balance sheets at September 30, 1997 and 1996                       F-4

    Statements of income for the years ended September 30, 1997,
     1996 and 1995                                                      F-5

    Statements of changes in partners' capital (deficit) for the
     years ended  September 30, 1997, 1996 and 1995                     F-6

    Statements of cash flows for the years ended  September 30, 1997,
     1996 and 1995                                                      F-7

    Notes to financial statements                                       F-8

    Schedule III - Real Estate and Accumulated Depreciation             F-18

Combined  Joint  Ventures  of  PaineWebber  Income  Properties  Three  Limited
Partnership

    Report of independent auditors - Ernst & Young LLP                  F-19

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-20

    Combined balance sheets as of September 30, 1997 and 1996           F-21

    Combined  statements of income and changes in venturers'
     capital (deficit)for the years ended September 30, 1997, 1996
     and 1995                                                           F-22

    Combined  statements of cash flows for the years ended
     September 30, 1997, 1996 and 1995                                  F-23

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

                       REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Three Limited Partnership:

    We have audited the accompanying balance sheets of Paine Webber Income Properties Three Limited Partnership as of September 30, 1997 and 1996, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Camelot Associates (a partnership in which the Partnership had a 50% interest), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Camelot Associates, it is based solely on their report. In the financial statements, the Partnership's share of the venture's income of Camelot Associates is stated at $190,000 and $292,000 for the years ended September 30, 1996 and 1995, respectively, and the Partnership's share of gain on sale of operating investment property is stated at $7,432,000 for the year ended September 30, 1996.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Three Limited Partnership at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /s/ Ernst & Young LLP
                                              ---------------------
                                              ERNST & YOUNG LLP







Boston, Massachusetts
December 20, 1997

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




                          /s/ Coopers & Lybrand L.L.P.
                          ----------------------------
                              Coopers & Lybrand L.L.P.






Cincinnati, Ohio
January 10, 1997

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                BALANCE SHEETS
                         September 30, 1997 and 1996
                   (In thousands, except per Unit amounts)

                                    ASSETS
                                                             1997       1996
                                                             ----       ----

Operating investment property, at cost:
   Land                                                 $     950    $    950
   Building and improvements                                4,088       4,088
                                                        ---------    --------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,491)     (1,389)
                                                        ---------    --------
      Net operating investment property                     3,547       3,649

Investments in joint ventures, at equity                      215       2,844

Cash and cash equivalents                                     973       1,000
Accounts receivable                                             -          99
Deferred expenses, net of accumulated amortization
   of $74 ($53 in 1996)                                        32          53
Note and interest receivable, net                               -           -
                                                        ---------    --------
                                                        $   4,767    $  7,645
                                                        =========    ========

                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                           $       4    $      4
Accrued expenses                                               58          60
Mortgage note payable                                       1,278       1,420
                                                        ---------    --------
      Total liabilities                                     1,340       1,484


Partners' capital:
  General Partner:
   Capital contribution                                         1           1
   Cumulative net income                                      184         146
   Cumulative cash distributions                             (152)       (147)

  Limited Partners ($1,000 per Unit; 21,550 Units issued):
   Capital contributions, net of offering costs            19,397      19,397
   Cumulative net income                                   18,308      14,508
   Cumulative cash distributions                          (34,311)    (27,744)
                                                         --------    --------
      Total partners' capital                               3,427       6,161
                                                         --------    --------
                                                         $  4,767    $  7,645
                                                         ========    ========








                           See accompanying notes.

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
            For the years ended September 30, 1997, 1996 and 1995
                   (In thousands, except per Unit amounts)


                                                1997         1996       1995
                                                ----         ----       ----
Revenues:
   Rental revenues                            $   478     $   478      $  478
   Interest and other income                      101          84          14
                                              -------     -------      ------
                                                  579         562         492

Expenses:
   Interest expense                               143         155         166
   Management fees                                 17          17          17
   Depreciation expense                           102         102         102
   General and administrative                     447         368         453
                                              -------     -------      ------
                                                  709         642         738
                                              -------     -------      ------

Operating loss                                   (130)        (80)       (246)

Partnership's share of ventures' income           403         696         510

Gain on sale of joint venture interest
  (net of write-off of unamortized excess
  basis of $50)                                 3,565           -           -

Partnership's share of gain on sale of
  operating investment property (net of
  write-off of unamortized excess basis
  of $1,506)                                        -       5,926           -
                                              -------     -------      ------

Net income                                    $ 3,838     $ 6,542      $  264
                                              =======     =======      ======


Net income per Limited Partnership Unit       $176.32     $300.56      $12.14
                                              =======     =======      ======

Cash distributions per Limited
  Partnership Unit                            $304.77     $275.40      $19.40
                                              =======     =======      ======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Limited Partnership Units outstanding during each year.












                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)

                                         General     Limited
                                         Partner     Partners       Total
                                         -------     --------       -----


Balance at September 30, 1994            $  (59)     $5,775         $5,716

Cash distributions                           (4)       (418)          (422)

Net income                                    2         262            264
                                         ------      ------         ------

Balance at September 30, 1995               (61)      5,619          5,558

Cash distributions                           (4)     (5,935)        (5,939)

Net income                                   65       6,477          6,542
                                         ------      ------         ------

Balance at September 30, 1996                 -       6,161          6,161

Cash distributions                           (5)     (6,567)        (6,572)

Net income                                   38       3,800          3,838
                                         ------      ------         ------

Balance at September 30, 1997            $   33      $3,394         $3,427
                                         ======      ======         ======


























                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                                 $ 3,838     $ 6,542     $   264
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                                102         102         102
      Amortization of deferred financing
       costs                                       21          21          21
      Partnership's share of ventures' income    (403)       (696)       (510)
      Gain on sale of joint venture interest   (3,565)          -           -
      Partnership's share of gain on sale
        of operating investment property            -      (5,926)          -
      Changes in assets and liabilities:
         Accounts receivable                       99           -           -
         Accrued expenses                          (2)         20          (2)
                                              -------     -------     -------
           Total adjustments                   (3,748)     (6,479)       (389)
                                              -------     -------     -------
           Net cash provided by (used in)
             operating activities                  90          63        (125)

Cash flows from investing activities:
   Proceeds from sale of joint venture
     interest                                   6,150           -           -
   Distributions from joint ventures              447       6,709         745
                                              -------     -------     -------
           Net cash provided by
             investing activities               6,597       6,709         745
                                              -------     -------     -------
Cash flows from financing activities:
   Distributions to partners                   (6,572)     (5,939)       (422)
   Principal payments on mortgage note
     payable                                     (142)       (129)       (118)
                                              -------     -------     -------
           Net cash used in financing
             activities                        (6,714)     (6,068)       (540)
                                              -------     -------     -------
Net (decrease) increase in cash and
  cash equivalents                                (27)        704          80

Cash and cash equivalents, beginning of year    1,000         296         216
                                              -------     -------     -------
Cash and cash equivalents, end of year        $   973     $ 1,000     $   296
                                              =======     =======     =======

Cash paid during the year for interest        $   122     $   134     $   145
                                              =======     =======     =======













                            See accompanying notes.

           PAINEWEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                        Notes to Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1997, the three multi-family apartment properties have been sold, and the Partnership's interest in one of the retail shopping centers was sold during fiscal 1997 (see Note 5). Of the two remaining retail properties, one is owned through a joint venture partnership and one is owned directly and is subject to a master lease. See Notes 4 and 5 for a further discussion of the Partnership's remaining real estate investments.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      The Partnership carries its operating investment property at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. Depreciation on the operating investment property has been provided on the straight-line method based upon an estimated useful life of 40 years for the building and improvements.

      The Partnership's wholly-owned operating investment property is leased under a master lease agreement which covers 100% of the rentable space of the shopping center. The master lease is accounted for as an operating lease in the Partnership's financial statements. Basic rental income under the master lease is recorded on the straight-line basis.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these cash and cash equivalents approximates their fair value as of September 30, 1997 and 1996 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of SFAS 107. The fair value of the mortgage note payable is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement. Information regarding the fair value of the Partnership's mortgage note payable is provided in Note 7.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser earns a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a non-cumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $17,000 for each of the three years ended September 30, 1997, 1996 and 1995. No incentive management fees were earned during the three-year period ended September 30, 1997. Accounts payable - affiliates at both September 30, 1997 and 1996 consists of management fees payable to the Adviser of $4,000.

      Included in general and administrative expenses for the years ended September 30, 1997, 1996 and 1995 is $67,000, $68,000 and $72,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000, $2,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1997, 1996 and 1995, respectively.

4.  Operating Investment Property
    -----------------------------

      The Partnership has one wholly-owned operating investment property. On September 25, 1981, the Partnership purchased Northeast Plaza, a 67,000 square foot existing shopping center in Sarasota, Florida. Subsequent to the acquisition, the shopping center was expanded to its current size of 121,005 square feet. The aggregate cash invested by the Partnership was approximately $2,888,000 (including an acquisition fee of $268,000 paid to the Adviser). The property was acquired subject to a nonrecourse wrap-around mortgage loan of approximately $2,480,000. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by the Northeast Plaza Shopping Center, which had been in default for over two years, with a new non-recourse loan issued by the prior underlying first mortgage lender (see Note 7). The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994.

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

5.  Joint Venture Partnerships
    --------------------------

      As of September 30, 1997, the Partnership had investments in one joint venture (two as of September 30, 1996). As discussed further below, on August 1, 1997 the Partnership sold its joint venture interest in the Pine Trail Partnership to its co-venture partner. In addition, on June 19, 1996 Camelot Associates, in which the Partnership had a joint venture interest, sold its operating investment property to an unrelated third party and distributed the net proceeds to the venture partners. The joint ventures are accounted for using the equity method in the Partnership's financial statements. Condensed combined financial statements of these joint ventures follow.

                      Condensed Combined Balance Sheets
                         September 30, 1997 and 1996
                                (in thousands)

                                    Assets

                                                      1997             1996
                                                      ----             ----

   Current assets                                    $   793          $   935
   Operating investment property, net                  2,493           14,682
   Other assets, net                                     203              247
                                                     -------          -------
                                                     $ 3,489          $15,864
                                                     =======          =======

                      Liabilities and Capital (Deficit)

   Current liabilities                               $   469          $   803
   Other liabilities                                       9               23
   Long-term mortgage debt                             4,104           11,324
   Partnership's share of combined capital
      (deficit)                                           91            2,686
   Co-venturers' share of combined capital
      (deficit)                                       (1,184)           1,028
                                                     -------          -------
                                                     $ 3,489          $15,864
                                                     =======          =======

                  Reconciliation of Partnership's Investment

                                                        1997            1996
                                                        ----            ----

   Partnership's share of capital, as shown above    $    91          $ 2,686
   Partnership's share of current
     liabilities and long-term debt                       91               64
   Excess basis due to investment in ventures,
     net (1)                                              33               94
                                                     -------          -------
   Investments in joint ventures, at equity          $   215          $ 2,844
                                                     =======          =======

   (1)At September 30, 1997 and 1996, the Partnership's investment exceeds its share of the joint venture partnerships' capital accounts by $33,000 and $94,000, respectively. This amount, which relates to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, is being amortized over the estimated useful life of the investment properties.

                    Condensed Combined Summary of Operations
              For the years ended September 30, 1997, 1996 and 1995
                                 (in thousands)

                                                1997        1996        1995
                                                ----        ----        ----
   Revenues:
     Rental revenues and expense recoveries   $ 3,232     $ 5,632     $ 6,186
     Interest income                               25          20          63
                                              -------     -------     -------
                                                3,257       5,652       6,249
   Expenses:
     Property operating expenses                1,121       2,473       2,729
     Depreciation and amortization                284         726         822
     Interest expense                           1,179       1,644       1,737
                                              -------     -------     -------
                                                2,584       4,843       5,288
   Operating income                               673         809         961

   Gain on sale of operating investment
     property                                       -      12,089           -
                                              -------     -------     -------

   Net income                                 $   673     $12,898     $   961
                                              =======     =======     =======

   Net income:
     Partnership's share of combined income   $   405     $ 8,134     $   610
     Co-venturers' share of combined income       268       4,764         351
                                              -------     -------     -------
                                              $   673     $12,898     $   961
                                              =======     =======     =======

               Reconciliation of Partnership's Share of Income

                                                 1997       1996         1995
                                                 ----       ----         ----

   Partnership's share of income, as
     shown above                             $    405     $ 8,134     $   610
   Amortization of excess basis                    (2)     (1,512)       (100)
                                             --------     --------    -------
   Partnership's share of ventures' income   $    403     $ 6,622     $   510
                                             ========     =======     =======


      The Partnership's share of ventures' net income is presented as follows in the statements of operations (in thousands):
                                                 1997       1996         1995
                                                 ----       ----         ----

        Partnership share of ventures'
          income                             $    403     $   696     $   510
        Partnership's share of gain on sale
          of operating investment property          -       5,926           -
                                             --------     -------     -------
                                             $    403     $ 6,622     $   510
                                             ========     =======     =======

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

      Investments in joint ventures, at equity, on the accompanying balance sheets at September 30, 1997 and 1996 is comprised of the following joint venture investments:
                                                            1997       1996
                                                            ----       ----

        Boyer Lubbock Associates                          $   215     $    186
        Pine Trail Partnership                                  -        2,658
                                                          -------     --------
           Investments in joint ventures, at equity       $   215     $  2,844
                                                          =======     ========

      The Partnership received cash distributions from the joint ventures as set forth below:

                                                 1997       1996        1995
                                                 ----       ----        ----

        Camelot Associates                    $     -      $6,078      $  274
        Boyer Lubbock Associates                  172         231         111
        Pine Trail Partnership                    275         400         360
                                              -------      ------      ------
           Total                              $   447      $6,709      $  745
                                              =======      ======      ======

      A description of the joint ventures' properties and the terms of the joint venture agreements are summarized below.

a)  Pine Trail Partnership
    ----------------------

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

      On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. As a result of this transaction, the Partnership made a special capital distribution to the Limited Partners of $285.25 per original $1,000 investment on September 15, 1997. The Partnership no longer holds an interest in this property. The Partnership recognized a gain of $3,565,000 (net of the write-off of unamortized excess basis of $50,000) in connection with this sale transaction. The amount of the gain represents the difference between the net proceeds received and the equity method carrying value of the Partnership's investment in the Pine Trail joint venture as of the date of the sale.

      The joint venture agreement provided that the Partnership would receive a noncumulative annual cash distribution, payable quarterly, from net cash flow. The first $515,000 of net cash flow was to be distributed to the Partnership, and the next $235,788 of net cash flow was to be distributed to the co-venturer. Any excess cash flow was to be allocated equally between the Partners. During fiscal 1997, 1996 and 1995 the property did not generate sufficient cash flow for the Partnership to receive its minimum preferred distribution of $515,000.

      Taxable income and tax loss from operations in each year was allocated to the Partnership and the co-venturer in the same proportions as cash distribution entitlements, subject to adjustments in the case of tax loss for an allocation of a minimum to the co-venturer. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The joint venture had entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The contract provided for a management fee equal to 4% of gross rents collected. For the ten months ended July 31, 1997 and for the years ended September 30, 1996 and 1995, the property manager earned fees of $63,000, $74,000 and $76,000, respectively. In addition, the property manager was entitled to leasing commissions at prevailing market rates. Leasing commissions earned by the property manager were $18,000, $23,000 and $41,000 for the ten months ended July 31, 1997 and for the years ended September 30, 1996 and 1995, respectively.

b)  Boyer Lubbock Associates
    ------------------------

      On June 30, 1981, the Partnership acquired an interest in Boyer Lubbock Associates, a Texas general partnership organized to purchase and operate Central Plaza, a 151,857 square foot shopping center in Lubbock, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of The Boyer Company. Revenue from three major tenants of Central Plaza accounted for 27%, 17% and 11% of the venture's total revenues for fiscal 1997.

      The aggregate cash investment by the Partnership for its 50% interest was approximately $2,076,000 (including an acquisition fee of $225,000 paid to the Adviser). The Partnership's interest was acquired subject to an institutional nonrecourse first mortgage with a balance of approximately $4,790,000 at the time of closing. The venture's debt was originally scheduled to mature on December 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter of fiscal 1995, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bears interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 are due until maturity in January 2002. The loan had a balance of $4,135,000 at September 30, 1997.

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

      Upon sale or refinancing, the Partnership will receive the first $2,000,000, plus certain closing costs, as a first priority in distributions from available sale or refinancing proceeds after the repayment of the remaining balance on the first mortgage. The next $1,625,000 will be distributed to the co-venturer. Any remaining proceeds will be distributed equally to the Partnership and the co-venturer.

      The Central Plaza property is co-managed by an affiliate of the co-venturer and an unrelated third party. For the years ended September 30, 1997, 1996 and 1995, the affiliate of the co-venturer earned fees of $38,000, $41,000 and $37,000, respectively. In addition, during the year ended September 30, 1995 lease commissions aggregating $7,000 were also paid to the affiliate of the co-venturer. No lease commissions were paid to affiliates for the years ended September 30, 1997 and 1996.

c)  Camelot Associates
    ------------------

      On June 29, 1981, the Partnership acquired an interest in Camelot Associates ("Camelot") an Ohio limited partnership which owned and operated Camelot Apartments, a 492-unit apartment complex in Fairfield, Ohio. The aggregate cash investment by the Partnership for its 50% interest was approximately $2,790,000 (including an acquisition fee of $300,000 paid to the Adviser). The Partnership was a general partner in the joint venture. The Partnership's co-venturers were Chelsea Moore Corporation and certain individuals.

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

      The joint venture had entered into a property management contract with an affiliate of the co-venturers. Fees due under the terms of the management contract amounted to 4% of collected rents. For the period October 1, 1995 to June 19, 1996 and the year ended September 30, 1995, the management company earned fees of $76,000 and $103,000, respectively.

6.  Note and Interest Receivable, Net
    ---------------------------------

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

      The principal amount of the note receivable of $3,445,000 bears interest at 9% annually and is subordinated to a first mortgage. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of September 30, 1997 and 1996 would be approximately $6,925,000 and $6,068,000, respectively. Since the properties continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of September 30, 1997. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

7.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at September 30, 1997 and 1996 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of $22,000 are due through maturity on March 29, 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of September 30, 1997 and 1996.

      Scheduled maturities of the mortgage note payable for each of the next two fiscal years are as follows (in thousands):

                  1998             $   154
                  1999               1,124
                                   -------
                                   $ 1,278
                                   =======

8.  Legal Proceedings and Related Contingencies
    -------------------------------------------

      Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation (Mobil) has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages, due to trespass and nuisance. By obtaining a summary judgment of liability and subsequently defeating Mobil's appeal of the summary judgment, the Partnership has firmly established Mobil Oil Corporation's liability for the trespass and nuisance caused by the contamination. The trial on these counts will focus directly on the damages suffered by the Partnership. In addition, the trial court found a reasonable evidentiary basis for the Partnership to amend its complaint to seek punitive damages against Mobil for certain intentional or grossly negligent conduct which caused the contamination of the Center. The jury will determine the Partnership's entitlement to compensatory and/or punitive damages, if any. Finally, the trial court granted the Partnership leave to seek an injunction against Mobil to force them to complete the cleanup of the Center on an expedited basis. If the Partnership is successful at trial, the injunction will likely advance the completion of the cleanup by several years. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The matter is set for a jury trial during the two-week period commencing April 6, 1998. The completion of discovery will occur during the second quarter of fiscal 1998. The Partnership is seeking damages in excess of $2,000,000. Subject to the foregoing, it is impossible to determine at this time, with reasonable certainty, the likely range of potential recovery, if any, by the Partnership.

9.  Subsequent Event
    ----------------

      On November 15, 1997, the Partnership distributed $105,000 to the Limited Partners and $1,000 to the General Partner for the quarter ended September 30, 1997.

Schedule III - Real Estate and Accumulated Depreciation

PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
              Schedule of Real Estate and Accumulated Depreciation

                               September 30, 1997
                                 (In thousands)

                                                                                                                      Life on Which
                        Initial Cost to      Costs         Gross Amount at Which Carried at                           Depreciation
                         Partnership         Capitalized             Close of period                                  in Latest
                          Buildings          (Removed)         Buildings                                              Income
                               and           Subsequent to     and                Accumulated  Date of       Date     Statement
Description Encumbrances Land  Improvements  Acquisition  Land Improvements Total Depreciation Construction  Acquired is Computed
----------- ------------ ----  ------------  -----------  ----------------- ----- ------------ ------------  -------- -----------

Shopping Center
Sarasota,
 Florida    $ 1,278      $950    $1,930      $2,158       $950   $4,088     $5,038  $1,491     1964 - 1978   9/25/81   40 years
            =======      ====    ======      ======       ====   ======     ======  ======


Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1997 for Federal income tax purposes is approximately $5,038,000.
(B) See Notes 4 and 7 to Financial Statements.
(C) Reconciliation of real estate owned:

                                                   1997         1996          1995
                                                   ----         ----          ----

Balance at beginning of year                     $ 5,038       $ 5,038       $ 5,038
Improvements                                                         -             -                -
                                                 -------       -------       -------
Balance at end of year                           $ 5,038       $ 5,038       $ 5,038
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $ 1,389       $ 1,287       $ 1,185
Depreciation expense                                 102           102           102
                                                 -------       -------       -------
Balance at end of year                           $ 1,491       $ 1,389       $ 1,287
                                                 =======       =======       =======


                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Three Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1997 and 1996, and the related combined statements of income and changes in venturers' capital, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Camelot Associates, which statements reflect total revenues of $2,044,000 and $2,729,000 for the years ended September 30, 1996 and 1995, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Camelot Associates, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership at September 30, 1997 and 1996, and the combined results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                /s/ Ernst & Young LLP
                                ---------------------
                                ERNST & YOUNG LLP






Boston, Massachusetts
November 21, 1997

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




                          /s/ Coopers & Lybrand L.L.P.
                          ----------------------------
                          Coopers & Lybrand L.L.P.






Cincinnati, Ohio
January 10, 1997

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           September 30, 1997 and 1996
                                 (In thousands)

                                     Assets
                                                        1997            1996
                                                        ----            ----
Current assets:
   Cash and cash equivalents                         $   378          $   198
   Escrowed funds, principally for payment of
     real estate taxes                                   307              490
   Accounts receivable                                    67              129
   Note receivable                                        40               80
   Prepaid expenses                                        1               36
   Capital improvement reserve                             -                2
                                                     -------          -------
      Total current assets                               793              935

Operating investment properties:
   Land                                                  967            3,893
   Buildings, improvements and equipment               5,587           20,411
                                                     -------          -------
                                                       6,554           24,304
   Less accumulated depreciation                      (4,061)          (9,622)
                                                     -------          -------
          Net operating investment properties          2,493           14,682

Deferred expenses, net of accumulated amortization
  of $243 ($201 in 1996)                                 203              247
                                                     -------          -------
                                                     $ 3,489          $15,864
                                                     =======          =======

                  Liabilities and Venturers' Capital (Deficit)
Current liabilities:
   Accounts payable                                 $     23          $    64
   Distributions payable to venturers                    275               50
   Accrued interest                                       34              125
   Accrued real estate taxes                             106              333
   Other accrued liabilities                               -               26
   Long-term debt - current portion                       31              205
                                                     -------          -------
      Total current liabilities                          469              803

Notes payable                                              -               14

Tenant security deposits                                   9                9

Long-term debt                                         4,104           11,324

Venturers' capital (deficit)                          (1,093)           3,714
                                                     -------          -------
                                                     $ 3,489          $15,864
                                                     =======          =======



                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

    COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
              For the years ended September 30, 1997, 1996 and 1995
                                 (In thousands)


                                                 1997       1996        1995
                                                 ----       ----        ----
Revenues:
   Rental income                              $ 2,515     $ 4,892     $ 5,479
   Reimbursements from tenants                    717         740         707
   Interest and other income                       25          20          63
                                              -------     -------     -------
                                                3,257       5,652       6,249

Expenses:
   Interest expense                             1,179       1,644       1,737
   Depreciation expense                           266         710         806
   Real estate taxes                              408         553         632
   Management fees                                101         190         215
   Ground rent                                     96         126         147
   Repairs and maintenance                        372         623         674
   Insurance                                       28          73          89
   Utilities                                       59         229         257
   General and administrative                      57         360         266
   Other                                            -         319         449
   Amortization expense                            18          16          16
                                              -------     -------     -------
                                                2,584       4,843       5,288
                                              -------     -------     -------

Operating income                                  673         809         961

Gain on sale of operating investment
  property                                          -      12,089           -
                                              -------     -------     -------

Net income                                        673      12,898         961

Distributions to venturers                       (621)    (10,939)     (1,177)

Reduction in combined capital due to
  sale of joint venture interest (Note 3)      (4,859)          -           -

Venturers' capital, beginning of year           3,714       1,755       1,971
                                              -------     -------     -------

Venturers' capital (deficit), end of year     $(1,093)    $ 3,714     $ 1,755
                                              =======     =======     =======











                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                                 $   673   $  12,898    $    961
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization               284         726         822
      Amortization of deferred financing costs     26          26          29
      Gain on sale of operating investment
        property                                    -     (12,089)          -
      Changes in assets and liabilities:
         Escrowed funds                           (34)        (39)       (119)
         Accounts receivable                      (50)        (38)         49
         Note receivable                           40         (80)          -
         Prepaid expenses                          23          (1)         (1)
         Capital improvement reserve                -          (2)         10
         Deferred expenses                        (29)        (59)       (198)
         Accounts payable                         (35)       (114)         95
         Accrued interest                           1         (33)          3
         Accrued real estate taxes                (45)       (125)         34
         Other accrued liabilities                 (3)         (2)         (4)
         Prepaid rent                               -         (18)         (1)
         Tenant security deposits                   -         (88)         (3)
                                              -------   ---------     -------
            Total adjustments                     178     (11,936)        716
                                              -------   ---------     -------
            Net cash provided by
              operating activities                851         962       1,677
                                              -------   ---------     -------

Cash flows from investing activities:
   Additions to operating investment
     properties                                   (64)       (230)       (544)
   Proceeds from sale of operating investment
     property                                       -      14,470           -
                                              -------   ---------     -------
            Net cash (used in) provided by
                investing activities              (64)     14,240        (544)
                                              -------   ---------     -------

Cash flows from financing activities:
   Principal payments on long-term debt          (173)     (4,479)     (4,321)
   Distributions to venturers                    (432)    (11,325)     (1,011)
   Proceeds from refinancing of debt                -           -       4,200
   Proceeds of long-term debt                       -           -         350
                                              -------   ---------     -------
            Net cash used in financing
                activities                       (605)    (15,804)      (782)
                                              -------   ---------     -------

Net increase (decrease) in cash and
  cash equivalents                                182       (602)        351

Less:  cash balance of Pine Trail joint
       venture                                    (2)          -           -
                                             -------   ---------     -------
                                                 180        (602)       (351)

Cash and cash equivalents, beginning of year     198         800         449
                                             -------   ---------     -------

Cash and cash equivalents, end of year       $   378   $     198      $  800
                                             =======   =========      ======

Cash paid during the year for interest       $ 1,152   $   1,652      $1,734
                                             =======   =========      =======
                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership (Combined Joint Ventures) include the accounts of Camelot Associates (through the date of the sale described below), an Ohio limited partnership; Boyer Lubbock Associates, a Utah limited partnership and Pine Trail Partnership (through the date of the sale described below), a Florida general partnership. The financial statements of the Combined Joint Ventures are presented in combined form, rather than individually, due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Three Limited Partnership (PWIP3), which owns or owned a substantial financial interest but does not have voting control in each joint venture.

      The dates of PWIP3's acquisition of interests in the joint ventures are as follows:

                                        Date of Acquisition
               Joint Venture                of Interest
            -----------------------     -------------------

            Camelot Associates                6/29/81
            Boyer Lubbock Associates          6/30/81
            Pine Trail Partnership           11/12/81

      During fiscal 1997, PWIP3 sold its interest in the Pine Trail Partnership to its co-venturer partner. During fiscal 1996, Camelot Associates sold its operating investment property and distributed the net proceeds to the venture partners. See Note 3 for a further discussion of these transactions.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and 1996 and revenues and expenses for each of the three years in the period ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

      Basis of presentation
      ---------------------

      Generally, the records of the combined joint ventures are maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

      Operating investment properties
      -------------------------------

      The operating investment properties are recorded at cost less accumulated depreciation or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Management generally assesses indicators if impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Acquisition fees have been capitalized and are included in the cost of the operating investment property. Depreciation expense is computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to forty years.

      Deferred expenses
      -----------------

      Deferred expenses consist primarily of loan fees and leasing commissions which are being amortized over the lives of the related loans and related leases on the straight-line method. Amortization of deferred loan fees, which approximates the effective interest method is included in interest expense on the accompanying income statements.

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

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents, escrowed funds and reserved cash approximate their fair values as of September 30, 1997 and 1996 due to the short-term maturities of these instruments. Information regarding the fair value of long-term debt is provided in Note 5. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the current market rate for similar types of borrowing arrangements.

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

3.  Joint Ventures
    --------------

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

      b.  Boyer Lubbock Associates
          ------------------------

      The joint venture owns and operates Central Plaza Shopping Center, a 151,857 square foot shopping center, located in Lubbock, Texas.

      c.  Pine Trail Partnership
          ----------------------

      The joint venture owned and operated Pine Trail Shopping Center, a 266,042 square foot shopping center, located in West Palm Beach, Florida. On August 1, 1997, PWIP 3 sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. PWIP 3 no longer holds an interest in this property. As a result, the accounts of Pine Trail Partnership are no longer included in these combined financial statements effective as of August 1, 1997. Pine Trails' net capital of $4,859,000 as of July 31, 1997 is shown as a reduction of combined capital on the accompanying statement of changes in venturers' capital (deficit).

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

4.  Related party transactions
    --------------------------

      The  Combined  Joint  Ventures  have  entered  into  property   management
agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees generally are equal to 4% of gross receipts, as defined in the agreements. Management fees totalling $101,000, $190,000 and $215,000 were paid to affiliates of the co-venturers for the years ended September 30, 1997, 1996 and 1995, respectively.

      Certain of the joint ventures pay leasing commissions to affiliates of the co-venturers. Leasing commissions paid to affiliates amounted to $18,000, $23,000 and $48,000 in fiscal 1997, 1996 and 1995, respectively.

5.  Long-term debt
    --------------

      Long-term debt at September 30, 1997 and 1996 consists of the following (in thousands):

                                                            1997        1996
                                                            ----        ----

     10%   nonrecourse   mortgage   loan
secured   by  Central   Plaza   Shopping
Center,  payable in monthly installments
of $37, including interest, with a final
payment of $3,983  due  January 2, 2002.
The  fair  value of this  mortgage  note
payable  approximated its carrying value
as of  September  30,  1997 and 1996.                       $ 4,135   $ 4,162

     12.25%  mortgage note,  payable $85
per  month  including  interest  with  a
payment of $5,874  due  January 1, 2001,
secured  by  the  Pine  Trail   Shopping
Center.  The fair value of this mortgage
note payable  approximated  $7,476 as of
September  30,  1996.   See   discussion
below.                                                            -     7,023

     Mortgage  note bearing  interest at
prime  plus 1% (9.25% at  September  30,
1996),  payable $3 per month,  including
interest,  with a payment of $329 due in
2000,  secured  by 1.4 acres of land and
the operating  investment  thereon owned
by the Pine  Trail  joint  venture.  The
fair value of this mortgage note payable
approximated  its  carrying  value as of
September 30, 1996.                                               -       344
                                                            -------   -------
                                                              4,135    11,529
      Less amounts due within one year                          (31)     (205)
                                                            -------   -------
                                                            $ 4,104   $ 11,324
                                                            =======   ========

      Scheduled maturities of long-term debt for each of the next five years are as follows (in thousands):

                             1998                  $     31
                             1999                        33
                             2000                        37
                             2001                        41
                             2002                     3,993
                                                   --------
                                                   $  4,135
                                                   ========

      The 12.25% mortgage loan secured by the Pine Trail Shopping Center was refinanced on August 1, 1997. The proceeds from the new mortgage loan allowed the joint venture partner to payoff the previous mortgage loan and to purchase PWIP3's joint venture interest for $6,150,000.

6.  Leases
    ------

      The Combined Joint Ventures derive a portion of their revenues from noncancellable shopping center operating leases. The initial terms of such leases range from five to twenty-five years with the majority of the leases containing renewal options. Revenue from three major tenants of the property owned by Boyer Lubbock Associates accounted for 27%, 17% and 11% of the venture's total revenues for the year ended September 30, 1997.

      Minimum future rentals due to be received on existing noncancellable operating leases by Boyer Lubbock Associates for the years ending September 30 and thereafter are as follows (in thousands):

                             1998        $      915
                             1999               831
                             2000               732
                             2001               565
                             2002               529
                             Thereafter       3,530
                                         ----------
                               Total     $    7,102
                                         ==========

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

                               September 30, 1997
                                 (In thousands)

                                                                                                                      Life on Which
                        Initial Cost to      Costs         Gross Amount at Which Carried at                           Depreciation
                         Partnership         Capitalized             Close of period                                  in Latest
                          Buildings          (Removed)         Buildings                                              Income
                               and           Subsequent to     and                Accumulated  Date of       Date     Statement
Description Encumbrances Land  Improvements  Acquisition  Land Improvements Total Depreciation Construction  Acquired is Computed
----------- ------------ ----  ------------  -----------  ---- ------------ ----- ------------ ------------  -------- -----------

Shopping
 Center     $ 4,135     $ 967   $4,573      $1,014       $  967  $ 5,587   $ 6,554   $4,061   1978-80       6/30/81  15-31.5 yrs.
Lubbock, TX

Notes:
(A) The  aggregate  cost of real estate owned at September  30, 1997 for Federal income tax  purposes  is  approximately $6,554,000.
(B) See Note 5 to Combined Financial  Statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                   1997          1996          1995
                                                   ----          ----          ----

Balance at beginning of year                     $24,304       $31,792       $31,248
Increase due to additions                             64           230           544
Reduction due to sale of joint
  venture interest                               (17,814)            -             -
Write-off due to dispositions                          -        (7,718)            -
                                                 -------       -------       -------
Balance at end of year                           $ 6,554       $24,304       $31,792
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                    $  9,622       $14,282       $13,476
Depreciation expense                                 266           710           806
Reduction due to sale of joint venture interest   (5,827)            -             -
Decreases due to dispositions                          -        (5,370)            -
                                                --------      --------       -------
Balance at end of year                          $  4,061       $ 9,622       $14,282
                                                ========       =======       =======