Form 10-Q
period 1997-12-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1998-02-12
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from _________to ______.

                         Commission File Number: 0-10979

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3038189
------------------------------                              -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                       ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
              December 31, 1997 and September 30, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                 December 31   September 30
                                                 -----------   ------------

Operating investment property, at cost:
   Land                                          $      950      $     950
   Building and improvements                          4,088          4,088
                                                 ----------      ---------
                                                      5,038          5,038
   Less accumulated depreciation                     (1,517)        (1,491)
                                                 ----------       --------
      Net operating investment property               3,521          3,547

Investments in joint ventures, at equity                139            215

Cash and cash equivalents                               978            973
Deferred expenses, net                                   26             32
                                                 ----------      ---------
                                                 $    4,664      $   4,767
                                                 ==========      =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $        1      $       4
Accrued expenses                                         35             58
Mortgage note payable                                 1,241          1,278
Partners' capital                                     3,387          3,427
                                                 ----------      ---------
                                                 $    4,664      $   4,767
                                                 ==========      =========








                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                             General            Limited
                                             Partner            Partners
                                             -------            --------

Balance at September 30, 1996                $     -            $  6,161
Cash distributions                                (1)               (105)
Net income                                         1                 116
                                             -------            --------
Balance at December 31, 1996                 $     -            $  6,172
                                             =======            ========

Balance at September 30, 1997                $    33            $  3,394
Cash distributions                                (1)               (105)
Net income                                         1                  65
                                             -------            --------
Balance at December 31, 1997                 $    33            $  3,354
                                             =======            ========




















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                     (In thousands, except per Unit amounts)

                                              1997                1996
                                              ----                ----
Revenues:
   Rental revenues                           $  119              $  119
   Interest and other income                     29                  14
                                             ------              ------
                                                148                 133

Expenses:
   Interest expense                              34                  37
   Management fees                                1                   4
   Depreciation expense                          26                  26
   General and administrative                    50                  40
                                             ------              ------
                                                111                 107
                                             ------              ------
Operating income                                 37                  26

Partnership's share of ventures' income          29                  91
                                             ------              ------

Net income                                   $   66              $  117
                                             ======              ======

Net income per Limited Partnership Unit      $ 3.03              $ 5.37
                                             ======              ======

Cash distributions per Limited
  Partnership Unit                           $  4.88               $4.88
                                             =======               =====


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.





                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                              1997       1996
                                                              ----       ----
Cash flows from operating activities:
   Net income                                               $    66    $   117
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation expense                                        26         26
     Amortization of deferred financing costs                     6          6
     Partnership's share of ventures' income                    (29)       (91)
     Changes in assets and liabilities:
      Accounts payable - affiliates                              (3)         -
      Accounts payable and accrued expenses                     (23)       (23)
                                                            -------    -------
        Total adjustments                                       (23)       (82)
                                                            -------    -------
        Net cash provided by operating activities                43         35

Cash flows from investing activities:
   Distributions from joint ventures                            105         93
                                                            -------    -------

Cash flows from financing activities:
   Distributions to partners                                   (106)      (106)
   Principal payments on mortgage note payable                  (37)       (35)
                                                            -------    -------
         Net cash used in financing activities                 (143)      (141)
                                                            -------    -------

Net increase (decrease) in cash and cash equivalents              5        (13)

Cash and cash equivalents, beginning of period                  973      1,000
                                                            -------    -------

Cash and cash equivalents, end of period                    $   978    $   987
                                                            =======    =======

Cash paid during the period for interest                    $    28    $    31
                                                            =======    =======


                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES THREE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.  General
    -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and September 30, 1997 and revenues and expenses for the three-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Management fees earned by the Adviser for the three-month periods ended December 31, 1997 and 1996 totalled $1,000 and $4,000, respectively. Accounts payable - affiliates at December 31, 1997 and September 30, 1997 consists of $1,000 and $4,000, respectively, of management fees payable to the Adviser.

      Included in general and administrative expenses for the three months ended December 31, 1997 and 1996 is $18,000 and $16,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1997 and 1996 is $125 and $4,632, respectively, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Real Estate Investments
    -----------------------

      As of December 31, 1997, the Partnership directly owns one operating investment property (Northeast Plaza) and has an investment in one joint venture partnership (two at December 31, 1996) which owns an operating property as more fully described in the Partnership's Annual Report. On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. As a result of this transaction, the Partnership made a special capital distribution to the Limited Partners of $285.25 per original $1,000 investment on September 15, 1997. The Partnership recognized a gain of $3,565,000 (net of the write-off of unamortized excess basis of $50,000) in the fourth quarter of fiscal 1997 in connection with this sale transaction. The amount of the gain represents the difference between the net proceeds received and the equity method carrying value of the Partnership's investment in the Pine Trail joint venture as of the date of the sale. The Partnership's remaining joint venture investment is an interest in Central Plaza, a 151,857 square foot shopping center in Lubbock, Texas. As discussed further in the Annual Report, the Partnership and its co-venture partner engaged the services of a nationally affiliated brokerage firm to market the Central Plaza property for sale during fiscal 1997. The property was marketed extensively and sales packages were distributed to national, regional and local prospective purchasers. As a result of these efforts, three offers were received. After evaluating the offers and the relative strength of the prospective purchasers, an offer was selected and the Partnership and the co-venturer negotiated a purchase and sale contract with the prospective buyer that was executed in January 1998. The net sale price under the terms of the purchase and sale agreement would be $8,350,000, which is net of a $525,000 credit to the buyer in return for its assumption of the existing first mortgage loan secured by the property. This loan, which contains a prepayment penalty amount that is greater than the $525,000 credit to the buyer, carries an interest rate of 10% per annum. Since this interest rate is higher than current market rates obtainable by the prospective buyer, the credit was negotiated. The net proceeds from the sale under the proposed terms are greater than if the venture received the gross sale price of $8,875,000 and paid the prepayment penalty called for under the loan agreement. The loan is not prepayable without penalty until February 2002. Both the Partnership and the co-venturer believe the risks associated with holding this property until the prepayment penalty expires outweigh the reduction in net proceeds resulting from the interest rate credit negotiated with the prospective buyer as part of the current sale contract. The sale is scheduled to close in the second quarter of fiscal 1998. However, since the sale remains subject to certain due diligence contingencies and the lender's approval of the loan assumption, there are no assurances that a sale transaction will be completed. If this sale transaction is completed, the Partnership would expect to receive net proceeds of approximately $2.2 million, which would be distributed to the Limited Partners within approximately 30 days of the closing date.

      The joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions. Summarized operating results of the Central Plaza joint venture for the three months ended December 31, 1997 and the Central Plaza and Pine Trail joint ventures for the three months ended December 31, 1996 are as follows:

                    Condensed Combined Summary of Operations
              For the three months ended December 31, 1997 and 1996
                                 (in thousands)

                                                  1997              1996
                                                  ----              ----

     Rental revenues and expense
        recoveries                            $    288           $   949
     Interest and other income                       5                 4
                                              --------           -------
                                                   293               953

     Property operating expenses                    85               389
     Interest expense                              110               333
     Depreciation and amortization                  22               126
                                              --------           -------
                                                   217               848
                                              --------           -------
     Net income                               $     76           $   105
                                              ========           =======

     Net income:
      Partnership's share of income           $     29           $    92
      Co-venturers' share of income                 47                13
                                              --------           -------
                                              $     76           $   105
                                              ========           =======

               Reconciliation of Partnership's Share of Operations
      For the three months ended December 31, 1997 and 1996 (in thousands)

                                                  1997              1996
                                                  ----              ----

      Partnership's share of income,
         as shown above                       $     29           $    92
      Amortization of excess basis                   -                (1)
                                              --------           -------
      Partnership's share of
         ventures' income                     $     29           $    91
                                              ========           =======

4.  Note and Interest Receivable, Net
    ---------------------------------

      Note and interest receivable at December 31, 1997 and September 30, 1997 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received will accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of December 31, 1997 would be approximately $7,158,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of December 31, 1997. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

5.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at December 31, 1997 and September 30, 1997 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of December 31, 1997 and September 30, 1997.

6.  Legal Proceedings and Related Contingencies
    -------------------------------------------

      Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation ("Mobil") has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilizes the substantial discovery and trial preparation work already completed for the Federal case. The Partnership is seeking judgment against Mobil which would award the Partnership compensatory damages, out-of-pocket costs, attorneys' fees and such other relief as the court may deem proper. On November 14, 1996, the state court granted the Partnership's Motion for Partial Summary Judgment as to liability with regard to the Partnership's claims for damages, due to trespass and nuisance. By obtaining a summary judgment of liability and subsequently defeating Mobil's appeal of the summary judgment, the Partnership has firmly established Mobil Oil Corporation's liability for the trespass and nuisance caused by the contamination. The trial on these counts will focus directly on the damages suffered by the Partnership. In addition, the trial court found a reasonable evidentiary basis for the Partnership to amend its complaint to seek punitive damages against Mobil for certain intentional or grossly negligent conduct which caused the contamination of the Center. The jury will determine the Partnership's entitlement to compensatory and/or punitive damages, if any. Finally, the trial court granted the Partnership leave to seek an injunction against Mobil to force them to complete the cleanup of the Center on an expedited basis. If the Partnership is successful at trial, the injunction will likely advance the completion of the cleanup by several years. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The matter is set for a jury trial during the two-week period commencing April 6, 1998. The completion of discovery is expected to occur during the second quarter of fiscal 1998. The Partnership is seeking damages in excess of $2,000,000.
Subject to the foregoing, it is impossible to determine at this time, with reasonable certainty, the likely range of potential recovery, if any, by the Partnership.

         PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. As a result of this transaction, the Partnership made a special capital distribution to the Limited Partners of $285.25 per original $1,000 investment on September 15, 1997. The net price of $6,150,000 is the amount the Partnership would have received from a third-party sale at any sale price between $13,800,000 and $18,500,000. Under the terms of the Pine Trail joint venture agreement, the Partnership was entitled to the first $6,150,000 as a first priority from the net sale proceeds after the payment of closing costs and adjustments as well as the mortgage indebtedness of approximately $7,700,000. Then the co-venture partner was entitled to the next $4,156,000, with any remaining net sale proceeds split 50%/50%. Under these terms, the Partnership would not receive any amount above $6,150,000 until the sale price of the property exceeded $18,500,000. If a sale price of over $18,500,000 were achieved, the Partnership and the co-venturer would have shared equally in any excess over $18,500,000. Management believed that a sale price of $18,500,000 was unlikely to be achieved for several years, which was supported by the most recent independent appraisal of Pine Trail which valued the property at $16,250,000. The net operating income from the Pine Trail Shopping Center was not expected to improve significantly for the next five years because of the long-term leases and fixed rental rates on the anchor and out-parcel leases, which comprised 73% of the property's total base rental income and nearly 82% of the total net leasable area. One anchor's lease term was to expire in January 2002, two other anchor leases were to expire in November 2006, and the fourth anchor lease was to expire in January 2012. As a result of these circumstances, management believed that accepting the net sale price of $6,150,000 for the interest was in the Partnership's best interests.

      With the sale of the Partnership's interest in the Pine Trail Shopping Center, the Partnership's remaining assets consist of a joint venture interest in the Central Plaza Shopping Center, the wholly-owned Northeast Plaza Shopping Center and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in 1984. As discussed further below, the Partnership has been exploring potential opportunities to sell Central Plaza, and there is a possibility that a sale of the property could be completed in early calendar year 1998. The Partnership also expects to re-market the Northeast Plaza property for sale once the lawsuit against Mobil Oil Corporation, which is discussed further below, is fully resolved. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that sales of the Partnership's assets could be completed within the next 2 years. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

      As noted above, the Partnership's remaining joint venture investment is an interest in Central Plaza, a 151,857 square foot shopping center in Lubbock, Texas. The occupancy level at Central Plaza remained at 92% as of December 31, 1997, unchanged from the prior quarter end. There are currently no leases due to expire at the property until 1999. As discussed further in the Annual Report, the Partnership and its co-venture partner engaged the services of a nationally affiliated brokerage firm to market the Central Plaza property for sale during fiscal 1997. The property was marketed extensively and sales packages were distributed to national, regional and local prospective purchasers. As a result of these efforts, three offers were received. After evaluating the offers and the relative strength of the prospective purchasers, an offer was selected and the Partnership and the co-venturer negotiated a purchase and sale contract with the prospective buyer that was executed in January 1998. The net sale price under the terms of the purchase and sale agreement would be $8,350,000, which is net of a $525,000 credit to the buyer in return for its assumption of the existing first mortgage loan secured by the property. This loan, which contains a prepayment penalty amount that is greater than the $525,000 credit to the buyer, carries an interest rate of 10% per annum. Since this interest rate is higher than current market rates obtainable by the prospective buyer, the credit was negotiated. The net proceeds from the sale under the proposed terms are greater than if the venture received the gross sale price of $8,875,000 and paid the prepayment penalty called for under the loan agreement. The loan is not prepayable without penalty until February 2002. Both the Partnership and the co-venturer believe the risks associated with holding this property until the prepayment penalty expires outweigh the reduction in net proceeds resulting from the interest rate credit negotiated with the prospective buyer as part of the current sale contract. The sale is scheduled to close in the second quarter of fiscal 1998. However, since the sale remains subject to certain due diligence contingencies and the lender's approval of the loan assumption, there are no assurances that a sale transaction will be completed. If this sale transaction is completed, the Partnership would expect to receive net proceeds of approximately $2.2 million, which would be distributed to the Limited Partners within approximately 30 days of the closing date.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended December 31, 1997. During the quarter, two current tenants signed lease renewals. Both of these tenants occupy 1,200 square foot spaces at the property. One of the tenants operates a retail bookstore. This tenant's lease expired at the end of December, and they signed a new lease for an additional year with a small increase in their rental rate. The other tenant uses its 1,200 square foot space for a clothing store, and they elected to renew their lease for an additional three years, with a rental rate increase effective in the third year. There is one lease for 6,500 square feet that will expire in the upcoming 12 months, and this tenant is expected to renew its lease. As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

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

      During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The matter is set for a jury trial during the two-week period commencing April 6, 1998. The completion of discovery is expected to occur during the second quarter of fiscal 1998. The Partnership is seeking damages in excess of $2,000,000. It is impossible to determine at this time, with reasonable certainty, the likely range of potential recovery, if any, by the Partnership.

      At December 31, 1997, the Partnership had available cash and cash equivalents of $978,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment properties and proceeds received from the sale or refinancing of such properties or sales of the Partnership's interests in such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in 1984. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, and it is uncertain whether any will be received in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended December 31, 1997
------------------------------------

      The Partnership reported net income of $66,000 for the three months ended December 31, 1997, as compared to net income of $117,000 for the same period in the prior year. This $51,000 decrease in net income is primarily attributable to a $62,000 decrease in the Partnership's share of ventures' income. The Partnership's share of ventures' income decreased mainly due to the inclusion of the operating results of the Pine Trail joint venture in the prior period results. As discussed further above, the Partnership sold its interest in Pine Trail in August of 1997. The net income of the Central Plaza joint venture improved in the current three-month period mainly due to an increase in tenant reimbursement income and a reduction in certain administrative expenses. The Partnership's operating income improved by $11,000 for the current three-month period primarily as a result of an increase of $15,000 in interest and other income.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     The status of the Partnership's litigation with Mobil Oil Corporation remains unchanged from what was reported in the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997.

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


Date:  February 12, 1998