Form 10-Q
period 1998-03-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1998-05-12
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------
                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                    OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from_________ to _______.

                         Commission File Number: 0-10979

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         13-3038189
             --------                                         ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                        02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                              BALANCE SHEETS
             March 31, 1998 and September 30, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS

                                                  March 31    September 30
                                                  --------    ------------

Operating investment property, at cost:
   Land                                           $    950    $     950
   Building and improvements                         4,088        4,088
                                                  --------    ---------
                                                     5,038        5,038
   Less accumulated depreciation                    (1,542)      (1,491)
                                                  --------    ---------
      Net operating investment property              3,496        3,547

Investment in joint venture, at equity                   -          215

Cash and cash equivalents                            3,291          973
Deferred expenses, net                                  21           32
                                                  --------    ---------
                                                  $  6,808    $   4,767
                                                  ========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $      1    $       4
Accrued expenses                                        29           58
Mortgage note payable                                1,203        1,278
Partners' capital                                    5,575        3,427
                                                  --------    ---------
                                                  $  6,808    $   4,767
                                                  ========    =========








                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
           For the three and six months ended March 31, 1998 and 1997
               (Unaudited) (In thousands, except per Unit amounts)

                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                   ------------------   ------------------
                                     1998     1997        1998     1997
                                     ----     ----        ----     ----

Revenues:
   Rental revenues                  $  119   $  119      $  239   $  239
   Interest and other income            26       14          54       27
                                    ------   ------      ------   ------
                                       145      133         293      266

Expenses:
   Interest expense                     33       36          67       73
   Management fees                       1        4           2        8
   Depreciation expense                 25       26          51       51
   General and administrative           78      102         128      143
                                    ------   ------      ------   ------
                                       137      168         248      275
                                    ------   ------      ------   ------

Operating income (loss)                  8      (35)         45       (9)

Partnership's share of ventures'
  income (losses)                     (184)     108        (155)     189

Partnership's share of gain on
  sale of investment property        2,392        -       2,392        -
                                    ------   ------      ------   ------

Net income                          $2,216   $   73      $2,282   $  180
                                    ======   ======      ======   ======

Net income per Limited
  Partnership Unit                 $101.80   $ 3.36     $104.83   $ 8.27
                                   =======   ======     =======   ======

Cash distributions per Limited
  Partnership Unit                 $  1.31   $ 4.88     $  6.19   $ 9.76
                                   =======   ======     =======   ======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.



                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                             General           Limited
                                             Partner           Partners
                                             -------           --------

Balance at September 30, 1996                $     -            $6,161
Cash distributions                                (2)             (210)
Net income                                         2               178
                                             -------            ------
Balance at March 31, 1997                    $     -            $6,129
                                             =======            ======

Balance at September 30, 1997                $    33            $3,394
Cash distributions                                (1)             (133)
Net income                                        23             2,259
                                             -------            ------
Balance at March 31, 1998                    $    55            $5,520
                                             =======            ======




















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                       1998        1997
                                                       ----        ----
Cash flows from operating activities:
   Net income                                        $ 2,282     $   180
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Partnership's share of gain on sale of
      investment property                             (2,392)          -
     Depreciation expense                                 51          51
     Amortization of deferred financing costs             11          11
     Partnership's share of ventures' income
      (losses)                                           155        (189)
     Changes in assets and liabilities:
      Accounts payable - affiliates                      (29)          -
      Accounts payable and accrued expenses               (3)        (32)
                                                     -------     -------
         Total adjustments                            (2,207)       (159)
                                                     -------     -------
         Net cash provided by operating activities        75          21

Cash flows from investing activities:
   Distributions from joint ventures                   2,452         157

Cash flows from financing activities:
   Distributions to partners                            (134)       (212)
   Principal payments on mortgage note payable           (75)        (69)
                                                     -------     -------
         Net cash used in financing activities          (209)       (281)
                                                     -------     -------

Net increase (decrease) in cash and cash equivalents   2,318        (103)

Cash and cash equivalents, beginning of period           973       1,000
                                                     -------     -------

Cash and cash equivalents, end of period             $ 3,291     $   897
                                                     =======     =======

Cash paid during the period for interest             $    56     $    62
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and September 30, 1997 and revenues and expenses for the three- and six-month periods ended March 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Management fees earned by the Adviser for the six-month periods ended March 31, 1998 and 1997 totalled $2,000 and $8,000, respectively. Accounts payable - affiliates at March 31, 1998 and September 30, 1997 consists of $1,000 and $4,000, respectively, of management fees payable to the Adviser.

      Included in general and administrative expenses for the six months March 31, 1998 and 1997 is $35,000 and $33,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended March 31, 1998 and 1997 is $1,000 and $5,000, respectively, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Real Estate Investments
    -----------------------

      As of March 31, 1998, the Partnership directly owns one operating investment property, the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida (see Notes 5 and 6). The Partnership had no joint venture partnership investments at March 31, 1998 (two at March 31,
1997). On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998. The Partnership's share of the gain on the sale of the Central Plaza property totalled $2,392,000 (net of the write-off of unamortized excess basis of $17,000). The Partnership and its co-venture partner had engaged the services of a nationally affiliated brokerage firm to market the Central Plaza property for sale during fiscal 1997. The property was marketed extensively and sales packages were distributed to national, regional and local prospective purchasers. As a result of these efforts, three offers were received. After evaluating the offers and the relative strength of the prospective purchasers, an offer was selected and the Partnership and the co-venturer negotiated a purchase and sale contract with the prospective buyer that was executed in January 1998. The net sale price under the terms of the purchase and sale agreement was $8,350,000, which was net of a $525,000 credit to the buyer in return for its assumption of the existing first mortgage loan secured by the property. This loan, which contained a prepayment penalty amount that was greater than the $525,000 credit to the buyer, carried an interest rate of 10% per annum. Since this interest rate was higher than current market rates obtainable by the prospective buyer, the credit was negotiated. The net proceeds from the sale were greater than if the venture received a gross sale price of $8,875,000 and paid the prepayment penalty called for under the loan agreement. The loan was not prepayable without penalty until February 2002. Both the Partnership and the co-venturer believed the risks associated with holding this property until the prepayment penalty expired outweighed the reduction in net proceeds resulting from the interest rate credit negotiated with the buyer.

      On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. Funds to complete this transaction were provided from a refinancing of the first mortgage debt secured by the Pine Trail property. As a result of this transaction, the Partnership made a special capital distribution to the Limited Partners of approximately $6,147,000, or $285.25 per original $1,000 investment, on September 15, 1997. The Partnership recognized a gain of $3,565,000 (net of the write-off of unamortized excess basis of $50,000) in the fourth quarter of fiscal 1997 in connection with this sale transaction.

      The joint ventures were accounted for by using the equity method because the Partnership did not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures did not appear in the Partnership's financial statements. Instead, the investments were carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions. Summarized operating results of the Central Plaza joint venture for the period from January 1, 1998 through the date of sale (March 3, 1998) and for the period from October 1, 1997 through the date of sale and the Central Plaza and Pine Trail joint ventures for the three and six months ended March 31, 1997 are as follows:

                    Condensed Combined Summary of Operations
           For the three and six months ended March 31, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended   Six Months Ended
                                         March 31,           March 31,
                                    ------------------   ----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----

     Rental revenues and expense
        recoveries                 $   155   $   866     $   443  $ 1,815
     Interest and other income           3         3           8        7
                                   -------   -------     -------  -------
                                       158       869         451    1,822

     Property operating expenses       130       251         215      612
     Interest expense                   61       332         171      665
     Depreciation and amortization     202       115         224      241
                                   -------   -------     -------  -------
                                       393       698         610    1,518
                                   -------   -------     -------  -------
     Operating income (loss)          (235)      171        (159)     304

     Gain on sale of investment
        property                     5,567         -       5,567        -
                                   -------   -------     -------  -------

     Net income                    $ 5,332   $   171     $ 5,408  $   304
                                   =======   =======     =======  =======

     Net income:
      Partnership's share of
        net income                 $ 2,225   $   109     $ 2,254  $   191
      Co-venturers' share of
        net income                   3,107        62       3,154      113
                                   -------   -------     -------  -------
                                   $ 5,332   $   105     $ 5,408  $   304
                                   =======   =======     =======  =======

               Reconciliation of Partnership's Share of Operations
   For the three and six months ended March 31, 1998 and 1997 (in thousands)

                                      Three Months Ended   Six Months Ended
                                            March 31,           March 31,
                                      ------------------   ----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----

      Partnership's share of net
        income, as shown above      $ 2,225   $   109     $ 2,254   $   191
      Amortization of excess basis      (17)       (1)        (17)       (2)
                                    -------   -------     -------   -------
      Partnership's share of
         ventures' net income       $ 2,208   $   108     $ 2,237   $   189
                                    =======   =======     =======   =======

     The Partnership's share of ventures' net income is presented as follows in the accompanying statements of operations (in thousands):

                                      Three Months Ended   Six Months Ended
                                            March 31,           March 31,
                                      ------------------   ----------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----

      Partnership's share of
        ventures' income (loss)     $  (184) $   108      $  (155)  $  189
      Partnership's share of
        gain on sale of
        investment property           2,392        -        2,392        -
                                    -------  -------      -------   ------
                                    $ 2,208  $   108      $ 2,237   $  189
                                    =======  =======      =======   ======

4.  Note and Interest Receivable, Net
    ---------------------------------

      Note and interest receivable at March 31, 1998 and September 30, 1997 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually, matures on January 1, 2000 and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received accrues additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. To date, the Partnership has not received any interest payments. Per the terms of the note agreement, accrued interest receivable as of March 31, 1998 would be approximately $7,391,000. Since the properties securing the note continue to generate operating deficits and the Partnership's note receivable is subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and accrued interest as of March 31, 1998. As a result, the portion of the remaining gain to be recognized, which is represented by the note and accrued interest, has been deferred until realized in cash.

5.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at March 31, 1998 and September 30, 1997 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of March 31, 1998 and September 30, 1997.

6.  Legal Proceedings and Related Contingencies
    -------------------------------------------

      Management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation ("Mobil") has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilized the substantial discovery and trial preparation work already completed for the Federal case. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order, to be documented by both sides' experts, compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership has filed a motion for a new trial and is considering an appeal if a new trial is not granted. The final outcome of these legal proceedings cannot presently be determined.

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

Liquidity and Capital Resources
-------------------------------

      On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, subsequent to the quarter-end on April 3, 1998. The Partnership and its co-venture partner had engaged the services of a nationally affiliated brokerage firm to market the Central Plaza property for sale during fiscal 1997. The property was marketed extensively and sales packages were distributed to national, regional and local prospective purchasers. As a result of these efforts, three offers were received. After evaluating the offers and the relative strength of the prospective purchasers, an offer was selected and the Partnership and the co-venturer negotiated a purchase and sale contract with the prospective buyer that was executed in January 1998. The net sale price under the terms of the purchase and sale agreement was $8,350,000, which was net of a $525,000 credit to the buyer in return for its assumption of the existing first mortgage loan secured by the property. This loan, which contained a prepayment penalty amount that was greater than the $525,000 credit to the buyer, carried an interest rate of 10% per annum. Since this interest rate was higher than current market rates obtainable by the prospective buyer, the credit was negotiated. The net proceeds from the sale were greater than if the venture received a gross sale price of $8,875,000 and paid the prepayment penalty called for under the loan agreement. The loan was not prepayable without penalty until February 2002. Both the Partnership and the co-venturer believed the risks associated with holding this property until the prepayment penalty expired outweighed the reduction in net proceeds resulting from the interest rate credit negotiated with the buyer.

      With the fiscal 1998 sale of the Central Plaza Shopping Center and fiscal 1997 sale of the Partnership's interest in the Pine Trail Shopping Center, the Partnership's remaining assets consist of the wholly-owned Northeast Plaza Shopping Center and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in 1984. The Partnership expects to re-market the Northeast Plaza property for sale once the lawsuit against Mobil Oil Corporation, which is discussed further below, is fully resolved. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that dispositions of the Partnership's remaining assets could be completed within the next 1 to 2 years. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended March 31, 1998. Over the next twelve months, leases with four tenants occupying 34,500 square feet will expire. All four tenants are expected to renew their leases. The first of these tenants, one of the center's two anchor tenants, has a 25,600 square foot lease that expires in January of 1999 and is expected to exercise one of its two five year options and renew its lease with a 10% increase in the rental rate. The second tenant, which operates a 6,500 square foot discount retail store, is expected to exercise an option and renew its lease for five years at a slightly increased rental rate. The third tenant leases an outparcel where they operate a cleaning business, and the other operates a bookstore. As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. This action is for substantially all of the same claims and utilized the substantial discovery and trial preparation work already completed for the Federal case. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order, to be documented by both sides' experts, compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership has filed a motion for a new trial and is considering an appeal if a new trial is not granted. The final outcome of these legal proceedings cannot presently be determined.

      At March 31, 1998, the Partnership had available cash and cash equivalents of $3,291,000. As noted above, such cash and cash equivalents includes the $2.3 million of net proceeds received from the sale of the Central Plaza property which was distributed to the Limited Partners subsequent to the quarter-end. The remainder of such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in 1984. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent that the related properties generate excess net cash flow. To date, no payments have been received on the note, and it is uncertain whether any will be received in the near future. Since the operating properties continue to generate net cash flow deficits and the Partnership's note receivable is subordinated to the existing first mortgage debt, there is significant uncertainty as to the collectibility of the principal and accrued interest. Proceeds, if any, received on the note would represent a source of additional liquidity for the Partnership.

Results of Operations
Three Months Ended March 31, 1998
---------------------------------

      The Partnership reported net income of $2,216,000 for the three months ended March 31, 1998, as compared to net income of $73,000 for the same period in the prior year. This $2,143,000 increase in net income is primarily attributable to the $2,392,000 gain realized on the March 1998 sale of the Central Plaza Shopping Center, as discussed further above. In addition, the Partnership reported operating income of $8,000 during the current three-month period as compared to an operating loss of $35,000 during the same period in the prior year. The favorable change in operating income (loss) was the result of a decrease of $31,000 in operating expenses and an increase of $12,000 in interest income. Operating expenses declined mainly due to a decrease in general and administrative expenses of $24,000 for the current three-month period. General and administrative expenses decreased mainly due to a decline in certain required professional services during the current period. Interest income increased due to an increase in the Partnership's average outstanding cash balances during the current three-month period as a result of the receipt and temporary investment of the Central Plaza sale proceeds prior to the distribution to the Limited Partners in April 1998.

      The gain realized on the sale of the Central Plaza Shopping Center and the favorable change in the Partnership's operating income (loss) were partially offset by an unfavorable change in the Partnership's share of ventures' income (losses) for the current three-month period. The Partnership reported a loss from its share of ventures' operations of $184,000 during the current three-month period as compared to income of $108,000 during the same period in the prior year. This unfavorable change is mainly due to the inclusion of the operating results of the Pine Trail joint venture in the prior year's results. As discussed further above, the Partnership sold its interest in Pine Trail in August of 1997. As a result, the current period results reflect only the net operating losses of the Central Plaza joint venture prior to the sale of the property on March 3, 1998.

Six Months Ended March 31, 1998
-------------------------------

      The Partnership reported net income of $2,282,000 for the six months ended March 31, 1998, as compared to net income of $180,000 for the same period in the prior year. This $2,102,000 increase in net income is primarily attributable to the $2,392,000 gain realized on the March 1998 sale of the Central Plaza Shopping Center. In addition, the Partnership reported operating income of $45,000 during the current six-month period as compared to an operating loss of $9,000 during the same period in the prior year. The favorable change in operating income (loss) was the result of a decrease of $27,000 in operating expenses and an increase of $27,000 in interest and other income. Operating expenses declined mainly due to a decrease in general and administrative expenses of $15,000 for the current six-month period. General and administrative expenses decreased mainly due to a decline in certain required professional services during the current period. Interest income increased due to an increase in the Partnership's average outstanding cash balances during the current six-month period as a result of the receipt and temporary investment of the Central Plaza sale proceeds prior to the distribution to the Limited Partners in April 1998.

      The gain realized on the sale of the Central Plaza Shopping Center and the favorable change in the Partnership's operating income (loss) were partially offset by an unfavorable change in the Partnership's share of ventures' income (losses) for the current six-month period. The Partnership reported a loss from its share of ventures' operations of $155,000 during the current six-month period as compared to income of $189,000 during the same period in the prior year. This unfavorable change is mainly due to the inclusion of the operating results of the Pine Trail joint venture in the prior year's results. As discussed further above, the Partnership sold its interest in Pine Trail in August of 1997. As a result, the current period results reflect only the net operating losses of the Central Plaza joint venture prior to the sale of the property on March 3, 1998.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As discussed further in the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997, the Partnership had filed suit against Mobil Oil Corporation during fiscal 1993 for breach of indemnity and property damage related to the contamination of the soil and groundwater at the Partnership's Northeast Plaza Shopping Center. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order, to be documented by both sides' experts, compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership has filed a motion for a new trial and is considering an appeal if a new trial is not granted. The final outcome of these legal proceedings cannot presently be determined.

Item 2. through 5.      NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:          NONE

(b) Reports on Form 8-K:

     A Current Report on Form 8-K, dated March 3, 1998, reporting the sale of the Central Plaza Shopping Center was filed by the registrant during the second quarter of fiscal 1998 and is hereby incorporated herein by reference.

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

                                   PAINE WEBBER INCOME PROPERTIES THREE
                                         LIMITED PARTNERSHIP


                                   By:  THIRD INCOME PROPERTIES, INC.
                                        ----------------------------
                                        General Partner




                                   By:/s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and Chief
                                      Financial Officer


Date:  May 12, 1998