Form 10-Q
period 1998-06-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1998-08-12
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------
                                    FORM 10-Q

         |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                    OR

         |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to _______.

                         Commission File Number: 0-10979

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-3038189
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
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

                              BALANCE SHEETS
             June 30, 1998 and September 30, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS

                                                   June 30    September 30
                                                   -------    ------------

Operating investment property, at cost:
   Land                                            $    950    $     950
   Building and improvements                          4,088        4,088
                                                   --------    ---------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,568)      (1,491)
                                                   --------    ---------
      Net operating investment property               3,470        3,547

Investment in joint venture, at equity                    -          215

Cash and cash equivalents                               965          973
Deferred expenses, net                                   16           32
                                                   --------    ---------
                                                   $  4,451    $   4,767
                                                   ========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                      $      1    $       4
Accrued expenses                                         35           58
Mortgage note payable                                 1,164        1,278
Partners' capital                                     3,251        3,427
                                                   --------    ---------
                                                   $  4,451    $   4,767
                                                   ========    =========








                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1998 and 1997 (Unaudited)
                    (In thousands, except per Unit amounts)

                                    Three Months Ended      Nine Months Ended
                                        June 30,                 June 30
                                   -----------------     -----------------------
                                     1998     1997         1998        1997
                                     ----     ----         ----        ----

Revenues:
   Rental revenues                 $   119   $  119      $   358     $  358
   Interest income                     168       13          222         40
                                   -------   ------      -------     ------
                                       287      132          580        398

Expenses:
   Interest expense                     32       36           99        109
   Management fees                       1        5            3         13
   Depreciation expense                 26       26           77         77
   General and administrative          238      171          366        314
                                   -------   ------      -------     ------
                                       297      238          545        513
                                   -------   ------      -------     ------

Operating income (loss)                (10)    (106)          35       (115)

Partnership's share of
   ventures' income (losses)             -       97         (155)       286

Partnership's share of gain on
   sale of investment property           -        -        2,392          -
                                   -------   ------      -------     ------

Net income (loss)                  $   (10)  $   (9)     $ 2,272     $  171
                                   =======   ======      =======     ======

Net income (loss) per
  Limited Partnership Unit         $ (0.46)  $(0.41)     $104.37     $ 7.86
                                   =======   ======      =======     ======


Cash distributions per
  Limited Partnership Unit         $107.31   $ 4.88      $113.50     $14.64
                                   =======   ======      =======     ======

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.



                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                               General           Limited
                                               Partner           Partners
                                               -------           --------

Balance at September 30, 1996                  $     -           $ 6,161
Cash distributions                                  (3)             (316)
Net income                                           2               169
                                               -------           -------
Balance at June 30, 1997                       $    (1)          $ 6,014
                                               =======           =======

Balance at September 30, 1997                  $    33           $ 3,394
Cash distributions                                  (2)           (2,446)
Net income                                          23             2,249
                                               -------           -------
Balance at June 30, 1998                       $    54           $ 3,197
                                               =======           =======























                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        1998        1997
                                                        ----        ----
Cash flows from operating activities:
   Net income                                      $   2,272   $     171
   Adjustments to reconcile net income to
    net cash provided by (used in) operating
       activities:
     Partnership's share of gain on sale of
       investment property                            (2,392)          -
     Depreciation expense                                 77          77
     Amortization of deferred financing costs             16          16
     Partnership's share of ventures' income
        (losses)                                         155        (286)
     Changes in assets and liabilities:
      Accounts payable - affiliates                      (23)          -
      Accounts payable and accrued expenses               (3)          5
                                                   ---------   ---------
         Total adjustments                            (2,170)       (188)
                                                   ---------   ---------
         Net cash provided by (used in)
           operating activities                          102         (17)

Cash flows from investing activities:
   Distributions from joint ventures                   2,452         289

Cash flows from financing activities:
   Distributions to partners                          (2,448)       (319)
   Principal payments on mortgage note payable          (114)       (105)
                                                   ---------   ---------
         Net cash used in financing activities        (2,562)       (424)
                                                   ---------   ---------

Net decrease in cash and cash equivalents                 (8)       (152)

Cash and cash equivalents, beginning of period           973       1,000
                                                   ---------   ---------

Cash and cash equivalents, end of period           $     965   $     848
                                                   =========   =========

Cash paid during the period for interest           $      83   $      93
                                                   =========   =========




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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and September 30, 1997 and revenues and expenses for the three- and nine-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions
    --------------------------

      Management fees earned by the Adviser for the nine-month periods ended June 30, 1998 and 1997 totalled $3,000 and $13,000, respectively. Accounts payable - affiliates at June 30, 1998 and September 30, 1997 consists of $1,000 and $4,000, respectively, of management fees payable to the Adviser.

      Included in general and administrative expenses for the nine months June 30, 1998 and 1997 is $53,000 and $50,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine months ended June 30, 1998 and 1997 is $3,000 and $6,000, respectively, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.  Note and Interest Receivable, Net
    ---------------------------------

      Note and interest receivable at June 30, 1998 and September 30, 1997 consists of a $3,445,336 note received in connection with the Partnership's sale of its joint venture interest in the Briarwood joint venture (which owned the Briarwood and Gatewood apartment properties) in December of 1984. The note has been netted against deferred gain on the sale of a like amount on the Partnership's balance sheet. The note bears interest at 9% annually and is subordinated to a first mortgage loan. Interest and principal payments on the note are payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Any interest not received accrues additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which has been recorded as interest income on the accompanying statement of operations. Per the terms of the note agreement, accrued interest receivable as of June 30, 1998 would be approximately $7,624,000. Since the Partnership's note receivable continues to be subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and the remaining accrued interest as of June 30, 1998. As a result, the portion of the remaining gain to be recognized, which is represented by the note and the remaining accrued interest, has been deferred until realized in cash.

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleges that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The Partnership is seeking equitable relief and monetary damages for breach of fiduciary duty, misrepresentation and related causes of action. No answer to the complaint has been filed with the Court yet by the defendants. The eventual outcome of this litigation cannot be determined at the present time.

4.  Real Estate Investments
    -----------------------

      As of June 30, 1998, the Partnership directly owns one operating investment property, the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida (see Notes 5 and 6). The Partnership had no joint venture partnership investments at June 30, 1998 (two at June 30,
1997). On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998. The Partnership's share of the gain on the sale of the Central Plaza property totalled $2,392,000 (net of the write-off of unamortized excess basis of $17,000).

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

      The joint ventures were accounted for by using the equity method because the Partnership did not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures did not appear in the Partnership's financial statements. Instead, the investments were carried at cost adjusted for the Partnership's share of the ventures' earnings, losses and distributions. Summarized operating results of the Central Plaza joint venture for the period from October 1, 1997 through the date of sale, March 3, 1998, and the Central Plaza and Pine Trail joint ventures for the three and nine months ended June 30, 1997 are as follows:

                    Condensed Combined Summary of Operations
           For the three and nine months ended June 30, 1998 and 1997
                                 (in thousands)

                                      Three Months Ended   Nine Months Ended
                                           June 30,            June 30
                                    --------------------  ------------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----

     Rental revenues and expense
        recoveries                  $    -    $    885    $    443  $ 2,700
     Interest and other income           -           9           8       16
                                    ------    --------    --------  -------
                                         -         894         451    2,716

     Property operating expenses         -         268         215      880
     Interest expense                    -         328         171      993
     Depreciation and
       amortization                      -         142         224      383
                                    ------    --------    --------  -------
                                         -         738         610    2,256
                                    ------    --------    --------  -------
     Operating income (loss)             -         156        (159)     460

     Gain on sale of investment
        property                         -           -       5,567        -
                                    ------    --------    --------  -------

     Net income                     $    -    $    156    $  5,408  $   460
                                    ======    ========    ========  =======

                                     Three Months Ended   Nine Months Ended
                                           June 30,            June 30
                                    --------------------  ------------------
                                       1998     1997        1998     1997
                                       ----     ----        ----     ----

     Net income:
      Partnership's share of
        net income                  $    -    $     98    $  2,254  $   289
      Co-venturers' share of
        net income                       -          58       3,154      171
                                    ------    --------    --------  -------

                                    $    -    $    156    $  5,408  $   460
                                    ======    ========    ========  =======

               Reconciliation of Partnership's Share of Operations
    For the three and nine months ended June 30, 1998 and 1997 (in thousands)


                                     Three Months Ended   Nine Months Ended
                                           June 30,            June 30
                                    --------------------  ------------------
                                       1998     1997        1998       1997
                                       ----     ----        ----       ----

      Partnership's share of net
         income, as shown above     $     -    $   98     $  2,254   $  289
      Amortization of excess basis        -        (1)         (17)      (3)
                                    -------    ------     --------   ------
      Partnership's share of
         ventures' net income       $     -    $   97     $  2,237   $  286
                                    =======    ======     ========   ======

      The Partnership's share of ventures' net income is presented as follows in the accompanying statements of operations (in thousands):

                                      T
                                     Three Months Ended   Nine Months Ended
                                           June 30,            June 30
                                    -------------------   ------------------
                                     1998     1997           1998       1997
                                     ----     ----           ----       ----

      Partnership's share of
        ventures' income (loss)     $     -  $    97       $  (155)   $   286
      Partnership's share of gain
        on sale of investment
        property                          -        -          2,392         -
                                    -------  -------       --------   -------
                                    $     -  $    97       $  2,237   $   286
                                    =======  =======       ========   =======


5.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at June 30, 1998 and September 30, 1997 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $21,900 are due until maturity in May 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of June 30, 1998 and September 30, 1997.

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

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership is considering an appeal of the judgment pertaining to its damages claims. While the Partnership is currently considering offering the property for sale, the Partnership is concerned that the contamination may negatively affect the sales price. To the extent that the sale price is negatively impacted by the contamination, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations. The Partnership is currently negotiating with Mobil on a potential comprehensive settlement whereby Mobil would agree to a specific procedure for reimbursing the Partnership in the event of a low sales price and the Partnership would waive its appellate rights. The eventual outcome of this situation cannot be determined at the present time.

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

      With the fiscal 1998 sale of the Central Plaza Shopping Center and fiscal 1997 sale of the Partnership's interest in the Pine Trail Shopping Center, the Partnership's remaining assets consist of the wholly-owned Northeast Plaza Shopping Center and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in 1984. The Partnership expects to re-market the Northeast Plaza property for sale once the lawsuit against Mobil Oil Corporation, which is discussed further below, is fully resolved. The sale of the Partnership's remaining assets would be followed by a liquidation of the Partnership. It is currently contemplated that dispositions of the Partnership's remaining assets could be completed within the next 2 years. There are no assurances, however, that the sales of the remaining assets and the liquidation of the Partnership will be completed within this time frame.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended June 30, 1998. Over the next twelve months, leases with six tenants occupying 38,500 square feet will expire. All six tenants are expected to renew their leases. During the third quarter, one of these tenants, whose lease was scheduled to expire in September 1998, signed a new five-year lease at an increased rental rate. This tenant leases an out-parcel where they operate a cleaning business. A second expiration is with one of the center's two anchor tenants which has a 25,600 square foot lease that expires in January of 1999. This tenant is expected to exercise one of its two five-year options and renew its lease with a 10% increase in the rental rate. A third tenant, which operates a 6,500 square foot discount retail store, is expected to exercise an option and renew its lease for five years at a slightly increased rental rate. The remaining three expirations consist of a 1,200 square foot bookstore, a 1,600 square foot hair salon and a 2,400 square foot restaurant. As previously reported, management believes that the Partnership's efforts to sell or refinance the Northeast Plaza property have been impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership is considering an appeal of the judgment pertaining to its damages claims. While the Partnership is currently considering offering the property for sale, the Partnership is concerned that the contamination may negatively affect the sales price. To the extent that the sale price is negatively impacted by the contamination, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations. The Partnership is currently negotiating with Mobil on a comprehensive settlement whereby Mobil would agree to a specific procedure for reimbursing the Partnership in the event of a low sales price and the Partnership would waive its appellate rights. The eventual outcome of this situation cannot be determined at the present time.

      At June 30, 1998, the Partnership had available cash and cash equivalents of $965,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis. In addition, the Partnership has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture (which owed the Briarwood and Gatewood apartments properties) in 1984. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is currently payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which has been recorded as interest income on the accompanying statement of operations. Since the Partnership's note receivable continues to be subordinated to other first mortgage debt, there is significant uncertainty as to the collectibility of both the principal and the remaining accrued interest. On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleges that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The Partnership is seeking equitable relief and monetary damages for breach of fiduciary duty, misrepresentation and related causes of action. No answer to the complaint has been filed with the Court yet by the defendants. The eventual outcome of this litigation cannot be determined at the present time.

Results of Operations
Three Months Ended June 30, 1998
--------------------------------

      The Partnership reported a net loss of $10,000 for the three months ended June 30, 1998, as compared to a net loss of $9,000 for the same period in the prior year. A decrease of $97,000 in the Partnership's share of ventures' income was offset by a decrease of $96,000 in the Partnership's operating loss. The Partnership reported income of $97,000 from its share of the operations of the Pine Trail and Central Plaza joint ventures for the quarter ended June 30, 1997. As discussed further above, the Partnership sold its interest in Pine Trail in August of 1997 and completed the sale of the Central Plaza property on March 3, 1998. Therefore, there was no income or loss from joint venture operations for the quarter ended June 30, 1998. The Partnership reported an operating loss of $10,000 during the current three-month period as compared to an operating loss of $106,000 during the same period in the prior year. The favorable change in operating loss was primarily the result of an increase of $155,000 in interest income. Interest income increased mainly due to the receipt of $149,000 in the current period in connection with the Briarwood note receivable, as discussed further above. The increase in interest income was partially offset by an increase in general and administrative expenses of $67,000 for the current three-month period. General and administrative expenses increased mainly due to an increase in certain required professional services during the current period.

Nine Months Ended June 30, 1998
-------------------------------

      The Partnership reported net income of $2,272,000 for the nine months ended June 30, 1998, as compared to net income of $171,000 for the same period in the prior year. This $2,101,000 increase in net income is primarily attributable to the $2,392,000 gain realized on the March 1998 sale of the Central Plaza Shopping Center. In addition, the Partnership reported operating income of $35,000 during the current nine-month period as compared to an operating loss of $115,000 during the same period in the prior year. The favorable change in operating income (loss) was the result of an increase of $182,000 in interest income which was partially offset by an increase of $32,000 in operating expenses. Interest income increased partly due to an increase in the Partnership's average outstanding cash balances during the current nine-month period as a result of the receipt and temporary investment of the Central Plaza sale proceeds prior to the distribution to the Limited Partners in April 1998. In addition, the Partnership received $149,000 of interest income in the current period in connection with the Briarwood note receivable, as discussed further above. Operating expenses increased mainly due to an increase in general and administrative expenses of $52,000 for the current nine-month period. General and administrative expenses increased mainly due to an increase in certain required professional services during the current period.

      The gain realized on the sale of the Central Plaza Shopping Center and the favorable change in the Partnership's operating income (loss) were partially offset by an unfavorable change in the Partnership's share of ventures' income (losses) for the current nine-month period. The Partnership reported a loss from its share of ventures' operations of $155,000 during the current nine-month period as compared to income of $286,000 during the same period in the prior year. This unfavorable change is mainly due to the inclusion of the operating results of the Pine Trail joint venture in the prior year's results. As discussed further above, the Partnership sold its interest in Pine Trail in August of 1997 and completed the sale of the Central Plaza property on May 3, 1998. As a result, the current period results reflect only the net operating losses of the Central Plaza joint venture prior to the sale of the property on March 3, 1998.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As discussed further in the Partnership's Annual Report on Form 10-K for the year ended September 30, 1997, the Partnership had filed suit against Mobil Oil Corporation during fiscal 1993 for breach of indemnity and property damage related to the contamination of the soil and groundwater at the Partnership's Northeast Plaza Shopping Center. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership is considering an appeal of the judgment pertaining to its damages claims. While the Partnership is currently considering offering the property for sale, the Partnership is concerned that the contamination may negatively affect the sales price. To the extent that the sale price is negatively impacted by the contamination, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations. The Partnership is currently negotiating with Mobil on a potential comprehensive settlement whereby Mobil would agree to a specific procedure for reimbursing the Partnership in the event of a low sales price and the Partnership would waive its appellate rights. The eventual outcome of this situation cannot be determined at the present time.

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleges that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The Partnership is seeking equitable relief and monetary damages for breach of fiduciary duty, misrepresentation and related causes of action. No answer to the complaint has been filed with the Court yet by the defendants. The eventual outcome of this litigation cannot be determined at the present time.


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

                                   PAINE WEBBER INCOME PROPERTIES THREE
                                         LIMITED PARTNERSHIP


                                   By:  THIRD INCOME PROPERTIES, INC.
                                        -----------------------------
                                            General Partner




                                   By:/s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and Chief
                                      Financial Officer


Date:  August 6, 1998