Form 10-K405
period 1998-09-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1999-01-13
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ______ to _______ .


Commission File Number: 0-10979


           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
            -----------------------------------------------------
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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
December 3, 1980, as supplemented

           PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                1998 FORM 10-K

                              TABLE OF CONTENTS


Part   I                                                                 Page

Item    1   Business                                                      I-1

Item    2   Properties                                                    I-3

Item    3   Legal Proceedings                                             I-4

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

Item    10  Directors and Executive Officers of the Partnership         III-1

Item    11  Executive Compensation                                      III-2

Item    12  Security Ownership of Certain Beneficial Owners
               and Management                                           III-3

Item    13  Certain Relationships and Related Transactions              III-3


Part  IV

Item    14  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                        IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-28

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties. As discussed below, through September 30, 1998 four of the operating properties had been sold, and the Partnership sold its interest in another joint venture to its co-venture partner during fiscal 1997. As of September 30, 1998, the Partnership owned directly the property set forth in the following table:

Name of Joint Venture                       Date of
Name and Type of Property                   Acquisition of       Type of
Location                            Size    Interest          Ownership (1)
-------------------------------     ----    ----------       ----------------

Northeast Plaza Shopping Center    121,005   9/25/81       Fee ownership of land
Sarasota, Florida                  gross                   and improvements
                                   leasable                subject to a master
                                   sq. ft.                 lease.


(1) See Notes to the Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investment and for a description of the agreement through which the Partnership has acquired this real estate investment.

      The Partnership previously had investment interests in the Briarwood Joint Venture, which owned the Briarwood Apartments and Gatewood Apartments in Bucks County, Pennsylvania; Camelot Associates, which owned the Camelot Apartments in Fairfield, Ohio; Pine Trail Partnership, which owned the Pine Trail Shopping Center in West Palm Beach, Florida, and Boyer Lubbock Associates, which owned the Central Plaza Shopping Center in Lubbock, Texas. On December 20, 1984, the Partnership sold its investment in the Briarwood Joint Venture for cash of $7,490,000 and a note receivable. See Note 6 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction and the outstanding note receivable. On June 19, 1996, Camelot Associates sold the Camelot Apartments to an unrelated third party for $15,150,000. The Partnership received net sales proceeds of approximately $5.9 million after deducting closing costs, the repayment of two outstanding first mortgage loans, the buyout of an underlying ground lease and the co-venturers' share of the net proceeds. See Note 5 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction. On August 1, 1997, the Partnership sold its interest in the Pine Trail Partnership to its joint venture partner for a net price of $6,150,000. See Note 5 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction. On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received net sales proceeds of approximately $2,199,000 after the buyer's assumption of the first mortgage loan, closing costs and proration adjustments and the co-venturer's share of the net proceeds. See Note 5 to the financial statements of the Partnership accompanying this Annual Report for a further discussion of this transaction

      The Partnership's original investment objectives were to:

(1) provide the Limited Partners with cash distributions which, to some extent, will not constitute taxable income;
(2) preserve  and protect  Limited  Partners'  capital;
(3) achieve  long-term appreciation  in the value of its  properties;  and
(4) provide a build up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 1998, the Limited Partners had received cumulative cash distributions totalling approximately $36,785,000, or approximately $1,734 per original $1,000 investment for the Partnership's earliest investors. Of these total distributions, approximately $7,516,000, or $348.75 per original $1,000 investment, represents proceeds from the sale of the Briarwood and Gatewood Apartments in fiscal 1985; approximately $108,000, or $5 per original $1,000 investment, represents proceeds from the fiscal 1986 repayment of an additional investment that was made in Northeast Plaza; approximately $5,517,000, or $256 per original $1,000 investment, represents proceeds from the sale of the Camelot Apartments in fiscal 1996; approximately $6,147,000, or $285.25 per original $1,000 investment, represents proceeds from the sale of the Partnership's interest in the Pine Trail Shopping Center during fiscal 1997, and approximately $2,284,000, or $106.00 per original $1,000 investment, represents proceeds from the sale of the Central Plaza Shopping Center during fiscal 1998. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. In addition to returning 100% of the Limited Partners' original invested capital from the capital transactions completed to date, the Partnership retains its ownership interest in one of its six original investment properties as well as in a note receivable related to the Briarwood and Gatewood properties, and continues to make quarterly distributions of $1.31 per original $1,000 Unit. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investment. The amount of such proceeds will ultimately depend upon the value of the underlying investment property at the time of its final disposition, which cannot be determined with certainty at the present time. At the present time, real estate values for retail shopping centers in certain markets continue to be adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. Currently, occupancy at the Partnership's remaining retail shopping center remains high and operations to date do not appear to have been affected by this general trend.

      As discussed further in the notes to the financial statements, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation ("Mobil") has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of
Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing.
Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgment pertaining to its damages claims. Subsequently, the Partnership has negotiated a contract to sell the Northeast Plaza property to the master-lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. However, since this sale remains contingent upon, among other things, the buyer obtaining sufficient financing to complete the transaction, there are no assurances that a sale will be consummated. The appeal of the Mobil litigation has been stayed pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

      The Partnership's one remaining operating property is a retail shopping center that is located in the real estate market in which it faces significant competition for the revenues it generates. The shopping center competes for long-term retail tenants with numerous projects of similar type generally on the basis on location, rental rates, tenant mix and tenant improvement allowances.

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

Item 2.  Properties

      As of September 30, 1998, the Partnership owned one property directly. Such property is referred to under Item 1 above to which reference is made for the name, location and description of the property.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for the property:

                                           Percent Leased At
                              --------------------------------------------------
                                                                       Fiscal
                                                                       1998
                              12/31/97   3/31/98    6/30/98   9/30/98  Average
                              --------   -------    -------   -------  -------

Northeast Plaza Shopping
  Center                         100%      100%      100%       100%      100%

Item 3.  Legal Proceedings

Mobil Oil Corporation Litigation
--------------------------------

      As discussed further in Item 7, during fiscal 1993 the Partnership filed suit against Mobil Oil Corporation because of Mobil's failure to compensate the Partnership under the terms of an indemnification agreement between the parties related to the soil and ground water contamination affecting the Partnership's Northeast Plaza Shopping Center investment. Management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection,
which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action was for substantially all of the same claims and utilized the substantial discovery and trial preparation work already completed for the Federal case. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The Partnership sought judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper.

      A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgment pertaining to its damages claims. Subsequently, the Partnership has negotiated a contract to sell the Northeast Plaza property to the master-lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. However, since this sale remains contingent upon, among other things, the buyer obtaining sufficient financing to complete the transaction, there are no assurances that a sale will be consummated. The appeal of the Mobil litigation has been stayed pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

Briarwood/Gatewood Litigation
-----------------------------

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleges that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants have agreed to pay the Partnership the aggregate amount of $3 million and the Partnership has assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million is to be paid by no later than January 29, 1999.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1998, there were 1,525 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1998.

Item 6.  Selected Financial Data

                       Paine Webber Income Properties Three Limited Partnership
                               (In thousands, except per Unit data)

                                      Years Ended September 30,
                      ----------------------------------------------------------
                           1998       1997         1996      1995       1994
                           ----       ----         ----      ----       ----

Revenues               $   714       $   579     $   562   $   492    $   483

Operating loss         $  (116)      $  (130)    $   (80)  $  (246)   $  (197)

Partnership's share
of ventures' income
(loss)                 $  (155)      $   403     $   696   $   510    $   442

Gain on sale of joint
  venture interest           -       $ 3,565           -         -          -

Partnership's share
  of gain on sale of
  operating investment
  property             $ 2,391             -     $ 5,926         -          -

Net income             $ 2,120       $ 3,838     $ 6,542   $   264    $   245

Per Limited
  Partnership Unit:
   Net income          $ 97.41       $176.32     $300.56   $ 12.14    $  11.26

   Cash distributions
     from operations   $  8.81       $ 19.52     $ 19.40   $ 19.40    $  19.40

   Cash distributions
     from sale
     transactions      $106.00       $285.25     $256.00         -           -

Total assets           $ 4,367       $ 4,767     $ 7,645   $ 7,151    $ 7,429

Mortgage note
 payable               $ 1,124       $ 1,278     $ 1,420   $ 1,549    $ 1,667

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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from December 1980 to December 1981 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $21,550,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $18,802,000 was originally invested in six operating investment properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1998, the three multi-family apartment properties have been sold, the Partnership sold its interest in one of the retail shopping centers to its co-venture partner during fiscal 1997, and another retail shopping center was sold to an unrelated third party during fiscal 1998. The one remaining retail property is owned directly and is subject to a master lease. As discussed further below, the Partnership also retains a subordinated mortgage note receivable position related to two of the multi-family properties which were sold in fiscal 1985. At the present time, the Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds to its existing investments to pay for its share of certain required capital improvement expenses.

      On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the buyer's assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998. The Partnership and its co-venture partner had engaged the services of a nationally affiliated brokerage firm to market the Central Plaza property for sale during fiscal 1997. The property was marketed extensively and sales packages were distributed to national, regional and local prospective purchasers. As a result of these efforts, three offers were received. After evaluating the offers and the relative strength of the prospective purchasers, an offer was selected and the Partnership and the co-venturer negotiated a purchase and sale contract with the buyer that was executed in January 1998. The net sale price under the terms of the purchase and sale agreement was $8,350,000, which was net of a $525,000 credit to the buyer in return for its assumption of the existing first mortgage loan secured by the property. This loan, which contained a prepayment penalty amount that was greater than the $525,000 credit to the buyer, carried an interest rate of 10% per annum. Since this interest rate was higher than current market rates obtainable by the prospective buyer, the credit was negotiated. The net proceeds from the sale were greater than if the venture received a gross sale price of $8,875,000 and paid the prepayment penalty called for under the loan agreement. The loan was not prepayable without penalty until February 2002. Both the Partnership and the co-venturer believed the risks associated with holding this property until the prepayment penalty expired outweighed the reduction in net proceeds resulting from the interest rate credit negotiated with the buyer.

      With the fiscal 1998 sale of the Central Plaza Shopping Center, the Partnership's remaining assets consist of the wholly-owned Northeast Plaza Shopping Center and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in fiscal 1985. As discussed further below, the Partnership has entered into an agreement to sell the Northeast Plaza property to the master lessee which could be completed during fiscal 1999. However, there can be no assurances that this sale transaction will be completed, and the Partnership has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property and a pending settlement of litigation related to the second mortgage loan receivable position that the Partnership holds related to the Briarwood and Gatewood properties. The sale or other disposition of the Partnership's remaining assets and the resolution of the outstanding litigation matters would be followed by a liquidation of the Partnership. It is currently contemplated that dispositions of the Partnership's remaining assets could be completed by the end of calendar year 1999. There are no assurances, however, that the sales of the remaining assets, the resolution of the outstanding litigation and the liquidation of the Partnership will be completed within this time frame.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the year ended September 30, 1998. The focus of the property's leasing team continues to be with the renewal of the leases with five tenants occupying 37,300 square feet that are scheduled to expire in the next twelve months. All five tenants are expected to renew their leases. One of these tenants is one of the center's two anchor tenants which has a 25,600 square foot lease that expires in January of 1999. This tenant is expected to exercise one of its two five-year options and renew its lease with a 10% increase in the rental rate. A second tenant, which operates a 6,500 square foot discount retail store, is expected to exercise an option and renew its lease for five years at a slightly increased rental rate. The remaining three expirations consist of a 1,200 square foot bookstore, a 1,600 square foot hair salon and a 2,400 square foot restaurant. As previously reported, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgement pertaining to its damages claims. Subsequently, the Partnership has negotiated a contract to sell the Northeast Plaza property to the master-lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. However, since this sale remains contingent upon, among other things, the buyer obtaining sufficient financing to complete the transaction, there are no assurances that a sale will be consummated. The appeal of the Mobil litigation has been stayed pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

      The Partnership also has a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The note and related accrued interest receivable have been netted against a deferred gain of a like amount on the accompanying balance sheet. The interest owed on the note receivable is payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which has been recorded as interest income on the accompanying statement of operations. On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleges that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants have agreed to pay the Partnership the aggregate amount of $3 million and the Partnership has assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million is to be paid by no later than January 29, 1999. The settlement payments will be recorded as income in the period in which they are received.

      At September 30, 1998, the Partnership had available cash and cash equivalents of $911,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment property, settlement payments from the assignment of the note receivable discussed further above and proceeds received from the sale or refinancing of such property or a sale of the Partnership's interest in such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

     As noted above, the Partnership expects to be liquidated by the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

      The Partnership's net income decreased by $1,718,000 during fiscal 1998, when compared to the prior year. The decrease in the Partnership's net income for the current fiscal year is primarily the result of the Partnership's share of the gain from the sale of its interest in the Pine Trail joint venture in fiscal 1997, which totalled $3,565,000. During fiscal 1998, the Partnership realized a gain of $2,391,000 from the sale of the Central Plaza shopping center. In addition to this decrease in gain realized from sales of $1,174,000, an unfavorable change in the Partnership's share of ventures' income (loss) of $558,000 also contributed to the decline in net income for the current fiscal year. The Partnership reported a loss from its share of ventures' operations of $155,000 during the year ended September 30, 1998 as compared to income of $403,000 during the prior year. This unfavorable change is mainly due to the inclusion of the operating results of the Pine Trail joint venture in the prior year's results. As discussed further above, the Partnership sold its interest in Pine Trail in August of 1997. As a result, the current period results reflect only the net operating losses of the Central Plaza joint venture prior to the sale of the property on March 3, 1998.

      The Partnership's operating loss decreased by $14,000 in fiscal 1998. Operating loss decreased due to an increase in interest and other income of $135,000 and a decline in management fee expense of $13,000. Interest income increased due to the interest payment received on the Briarwood note in fiscal 1998, as discussed further above. Management fee expense decreased primarily due to the sales of Pine Trail and Central Plaza which reduced the Partnership's operating cash flow, upon which such fees are based. In addition, interest expense decreased by $13,000 as a result of the scheduled principal amortization on the outstanding mortgage loan payable secured by Northeast Plaza. The increase in interest income and the decreases in management fees and interest expense were partially offset by an increase of $147,000 in general and administrative expenses. General and administrative expenses increased mainly due to a $196,000 increase in legal fees as a result of the continued litigation against Mobil Oil Corporation and the litigation initiated in fiscal 1998 related to the Briarwood/Gatewood note receivable, as discussed further above.

1997 Compared to 1996
---------------------

      The Partnership's net income decreased by $2,704,000 during fiscal 1997, when compared to the prior year. The decrease in the Partnership's net income for fiscal 1997 was primarily the result of the Partnership's share of the gain from the sale of the Camelot Apartments in fiscal 1996, which totalled $5,926,000. During fiscal 1997, the Partnership realized a gain of $3,565,000 from the sale of its interest in the Pine Trail joint venture. In addition, the Partnership's share of ventures' income decreased by $293,000 when compared to fiscal 1996. The Partnership's share of ventures' income decreased due, in part, to the $151,000 of income allocated to the Partnership from the operations of the Camelot Apartments in fiscal 1996 prior to the sale of that property. In addition, the Partnership's share of the net income from the Central Plaza joint venture decreased by $182,000 in fiscal 1997 primarily due to the method of allocating income between the venture partners in accordance with the joint venture agreement. Income was allocated between the venture partners in proportion to the cash distributions received during the year. During fiscal 1996, the Partnership received 100% of the distributions, whereas in fiscal 1997 the distributable cash was split between the Partnership and the co-venturer in a ratio of approximately 56% and 44%, respectively. The Partnership's share of net income from the Pine Trail joint venture increased by $35,000 in fiscal 1997, despite not owning the interest for the last two months of the year, mainly as a result of a decrease in depreciation expense due to some assets having become fully depreciated during fiscal 1996.

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

1996 Compared to 1995
---------------------

      The Partnership's net income increased by $6,278,000 during fiscal 1996, when compared to the prior year. The substantial increase in the Partnership's net income for fiscal 1996 was primarily the result of the Partnership's share of the gain from the sale of the Camelot Apartments, which occurred in June 1996. The gain recognized by the Camelot joint venture totalled $12,089,000 and the Partnership's share of such gain amounted to $5,926,000, net of the write-off of the unamortized balance of the Partnership's excess basis in the Camelot joint venture of $1,506,000. In addition, the Partnership's share of ventures' operating income increased by $186,000, when compared to fiscal 1995. The Partnership's share of ventures' operating income increased primarily due to an increase in the portion of the income allocated to the Partnership from the Central Plaza joint venture. The joint venture's income allocation primarily followed the allocation of cash distributions. The Partnership was allocated 100% of the cash distributions from Central Plaza during fiscal 1996 as compared to approximately 60% of cash distributions during the prior year. While fiscal 1996 net income increased by only $65,000 at Central Plaza, the Partnership's share of the venture's income increased by $224,000. Net income at Central Plaza increased in fiscal 1996 primarily due to an increase in revenues resulting from higher average rental rates. The increase in the Partnership's share of venture's income from Central Plaza was partially offset by a decrease in operating income from the Camelot Apartments joint venture due to the sale of the property on June 19, 1996.

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

      Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its remaining property with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the property.

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

      Notwithstanding the environmental situation at the Northeast Plaza property described above, the Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at the property that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to its remaining property that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

      Competition. The financial performance of the Partnership's remaining real estate investment, which is a retail shopping center, will be significantly impacted by the competition from comparable properties in its local market area. The occupancy level and rental rates achievable at the property are largely a function of supply and demand in the market. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market value of the Partnership's investment property in the future.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining asset is critical to the Partnership's ability to realize the estimated fair market value of the property at the time of its final disposition. Demand by buyers of retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its seventeenth full year of operations in fiscal 1998 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment property. The master lease on the Partnership's wholly-owned retail shopping center requires the lessee to pay all of the expenses associated with operating the property. Increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the General Partner of the Partnership are as follows:
                                                                      Date
                                                                      elected
      Name                      Office                      Age       to Office
      ----                      ------                      ---       ---------

Bruce J. Rubin          President and Director              39         8/22/96
Terrence E. Fancher     Director                            45        10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       51        10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               56         6/13/80 *
Timothy J. Medlock      Vice President and Treasurer        37          6/1/88
Thomas W. Boland        Vice President and Controller       36         12/1/91

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

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's General Partner receive no current or proposed remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits or losses. These items are described under Item 13.

      The Partnership has paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 3% to 6% per annum on remaining invested capital over the past five years. Despite achieving the return of 100% of the Limited Partners' original invested capital subsequent to the special distribution in April 1998 from the sale of Central Plaza, the Partnership continues to make quarterly distributions of $1.31 per original $1,000 Unit. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $4,000 for the year ended September 30, 1998. No incentive management fees were earned during the year ended September 30, 1998.

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1998 is $71,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1998.


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

                                      PAINE WEBBER INCOME PROPERTIES
                                         THREE LIMITED PARTNERSHIP



                                      By:  Third Income Properties, Inc.
                                           ----------------------------
                                                General Partner



                                  By: /s/ Bruce J. Rubin
                                      ------------------
                                      Bruce J. Rubin
                                      President and Chief Executive Officer



                                  By: /s/ Walter V. Arnold
                                      --------------------
                                      Walter V. Arnold
                                      Senior Vice President and
                                      Chief Financial Officer



                                  By: /s/ Thomas W. Boland
                                      --------------------
                                      Thomas W. Boland
                                      Vice President and Controller

Dated:  January 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date: January 13, 1999
   -----------------------                            ----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date: January 13, 1999
   -----------------------                            ----------------
   Terrence E. Fancher
   Director



                          ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

               PAINE WEBBER PROPERTIES THREE LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS

                                                              Page Number in the Report
Exhibit No.         Description of Document                   or Other Reference
-----------         ------------------------                  ------------------

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


(13)                Annual Reports to Limited Partners        No Annual Report for the year
                                                              ended September 30, 1998 has  been
                                                              sent to the Limited Partners.
                                                              An Annual Report will be sent to
                                                              the Limited Partners subsequent to
                                                              this filing.


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

                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Three Limited Partnership:

    Report of independent auditors - Ernst & Young LLP                  F-2

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-3

    Balance sheets at September 30, 1998 and 1997                       F-4

    Statements of income for the years ended September 30, 1998,
       1997 and 1996                                                    F-5

    Statements of changes in partners' capital (deficit) for the
       years ended September 30, 1998, 1997 and 1996                    F-6

    Statements of cash flows for the years ended September 30, 1998,
       1997 and 1996                                                    F-7

    Notes to financial statements                                       F-8

    Schedule III - Real Estate and Accumulated Depreciation             F-19

Combined Joint Ventures of PaineWebber Income Properties Three Limited
  Partnership

    Report of independent auditors - Ernst & Young LLP                  F-20

    Report of independent accountants - Coopers & Lybrand L.L.P.        F-21

    Combined balance sheet as of September 30, 1997                     F-22

    Combined  statements of income and changes in venturers'  capital
       (deficit)for the period  October 1, 1997 through March 3, 1998
       and the years ended September 30, 1997 and 1996                  F-23

    Combined  statements  of cash flows for the period  October 1, 1997 through March 3, 1998 and the years ended September 30, 1997 and
       1996                                                             F-24

    Notes to combined financial statements                              F-25


Other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Three Limited Partnership:

     We have audited the accompanying balance sheets of Paine Webber Income Properties Three Limited Partnership as of September 30, 1998 and 1997, and the related statements of income, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of Camelot Associates (a partnership in which the Partnership had a 50% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Camelot Associates, it is based solely on their report. In the financial statements, the Partnership's share of venture's income of Camelot Associates is stated at $190,000 for the year ended September 30, 1996, and the Partnership's share of gain on the sale of Camelot Associates' operating investment property is stated at $7,432,000 for the year ended September 30, 1996.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Three Limited Partnership at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                              /s/ ERNST & YOUNG LLP
                                              ---------------------
                                                  ERNST & YOUNG LLP







Boston, Massachusetts
December 18, 1998,
except for the
fifth paragraph of Note 6,
as to which the
date is December 30, 1998

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




                                             /s/ Coopers & Lybrand L.L.P.
                                             ----------------------------
                                                 Coopers & Lybrand L.L.P.






Cincinnati, Ohio
January 10, 1997

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 1998 and 1997
                     (In thousands, except per Unit amounts)

                                     ASSETS
                                                            1998       1997
                                                            ----       ----

Operating investment property, at cost:
   Land                                                 $     950   $     950
   Building and improvements                                4,088       4,088
                                                        ---------   ---------
                                                            5,038       5,038
   Less accumulated depreciation                           (1,593)     (1,491)
                                                        ---------   ---------
      Net operating investment property                     3,445       3,547

Investments in joint ventures, at equity                        -         215

Cash and cash equivalents                                     911         973
Deferred expenses, net of accumulated amortization
   of $95 ($74 in 1997)                                        11          32
Note and interest receivable, net                               -           -
                                                        ---------   ---------
                                                        $   4,367   $   4,767
                                                        =========   =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                           $       1   $       4
Accrued expenses                                              171          58
Mortgage note payable                                       1,124       1,278
                                                       ----------  ----------
      Total liabilities                                     1,296       1,340


Partners' capital:
  General Partner:
   Capital contribution                                         1           1
   Cumulative net income                                      205         184
   Cumulative cash distributions                             (154)       (152)

  Limited Partners ($1,000 per Unit; 21,550 Units issued):
   Capital contributions, net of offering costs            19,397      19,397
   Cumulative net income                                   20,407      18,308
   Cumulative cash distributions                          (36,785)    (34,311)
      Total partners' capital                               3,071       3,427
                                                        ---------    --------
                                                        $   4,367    $  4,767
                                                        =========    ========








                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the years ended September 30, 1998, 1997 and 1996
                     (In thousands, except per Unit amounts)


                                                1998        1997        1996
                                                ----        ----        ----
Revenues:
   Rental revenues                           $    478    $    478    $    478
   Interest and other income                      236         101          84
                                             --------    --------    --------
                                                  714         579         562

Expenses:
   Interest expense                               130         143         155
   Management fees                                  4          17          17
   Depreciation expense                           102         102         102
   General and administrative                     594         447         368
                                             --------    --------    --------
                                                  830         709         642
                                             --------    --------    --------

Operating loss                                   (116)       (130)        (80)

Partnership's share of ventures'
  income (loss)                                   (155)        403         696

Gain on sale of joint venture interest
  (net of write-off of unamortized excess
  basis of $50)                                     -       3,565           -

Partnership's  share of gain on sale
  of operating  investment  property
  (net of write-off of unamortized
  excess basis of $19 in 1998
  and $1,506 in 1996)                           2,391            -      5,926
                                             --------    --------    --------

Net income                                   $  2,120    $  3,838    $  6,542
                                             ========    ========    ========


Net income per Limited Partnership Unit       $ 97.41     $176.32     $300.56
                                              =======     =======     =======

Cash distributions per Limited
  Partnership Unit                            $114.81     $304.77     $275.40
                                              =======     =======     =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Limited Partnership Units outstanding during each year.










                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT
              For the years ended September 30, 1998, 1997 and 1996
                                 (In thousands)

                                          General    Limited
                                          Partner    Partners        Total
                                          -------    --------        -----

Balance at September 30, 1995            $  (61)     $ 5,619        $ 5,558

Cash distributions                           (4)      (5,935)        (5,939)

Net income                                   65        6,477          6,542
                                         ------      -------        -------

Balance at September 30, 1996                 -        6,161          6,161

Cash distributions                           (5)      (6,567)        (6,572)

Net income                                   38        3,800          3,838
                                         ------      -------        -------

Balance at September 30, 1997                33        3,394          3,427

Cash distributions                           (2)      (2,474)        (2,476)

Net income                                   21        2,099          2,120
                                         ------      -------        -------

Balance at September 30, 1998            $   52      $ 3,019        $ 3,071
                                         ======      =======        =======


























                             See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the years ended September 30, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1998        1997        1996
                                                            ----        ----        ----

Cash flows from operating activities:
   Net income                                               $  2,120    $  3,838   $   6,542
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                               102         102         102
      Amortization of deferred financing costs                    21          21          21
      Partnership's share of ventures' income (loss)             155        (403)       (696)
      Gain on sale of joint venture interest                       -      (3,565)          -
      Partnership's share of gain on sale
        of operating investment property                      (2,391)          -      (5,926)
      Changes in assets and liabilities:
         Accounts receivable                                       -          99           -
         Accounts payable - affiliates                            (3)          -           -
         Accrued expenses                                        113          (2)         20
                                                            --------    --------   ---------
           Total adjustments                                  (2,003)     (3,748)     (6,479)
                                                            --------    --------   ---------
           Net cash provided by operating activities             117          90          63
                                                            --------    --------   ---------

Cash flows from investing activities:
   Proceeds from sale of joint venture interest                    -       6,150           -
   Distributions from joint ventures                           2,451         447       6,709
                                                            --------    --------   ---------
           Net cash provided by investing activities           2,451       6,597       6,709
                                                            --------    --------   ---------

Cash flows from financing activities:                         (2,476)     (6,572)     (5,939)
   Principal payments on mortgage note payable                  (154)       (142)       (129)
                                                            --------    --------   ---------
           Net cash used in financing activities              (2,630)     (6,714)     (6,068)
                                                            --------    --------   ---------

Net (decrease) increase in cash and cash equivalents             (62)        (27)        704

Cash and cash equivalents, beginning of year                     973       1,000         296
                                                            --------    --------   ---------

Cash and cash equivalents, end of year                      $    911   $     973   $   1,000
                                                            ========   =========   =========

Cash paid during the year for interest                      $    109   $     122   $     134
                                                            ========   =========   =========



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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1998, the three multi-family apartment properties have been sold, the Partnership's interest in one of the retail shopping centers has been sold, and another retail shopping center was sold during fiscal 1998 (see Note 5). The remaining retail property is owned directly and is subject to a master lease.

     With the fiscal 1998 sale of the Central  Plaza  Shopping  Center (see Note
5), the Partnership's remaining assets consist of the wholly-owned Northeast Plaza Shopping Center (see Note 4) and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in fiscal 1985 (see Note 6). As discussed further in Note 8, the Partnership has entered into an agreement to sell the Northeast Plaza property to the master lessee which could be completed during fiscal 1999. However, there can be no assurances that this sale transaction will be completed, and the Partnership has certain litigation matters outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property and related to the second mortgage loan receivable position that the Partnership holds from the sale of the Briarwood and Gatewood properties. The sale or other disposition of the Partnership's remaining assets and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It is currently contemplated that dispositions of the Partnership's remaining assets could be completed by the end of calendar year 1999. There are no assurances, however, that the sales of the remaining assets, the resolution of the outstanding litigation and the liquidation of the Partnership will be completed within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1998 and 1997 and revenues and expenses for each of the three years in the period ended September 30, 1998. Actual results could differ from the estimates and assumptions used.

      The accompanying financial statements include the Partnership's investments in certain joint venture partnerships which owned operating properties. The Partnership accounted for its investments in joint venture partnerships using the equity method because the Partnership did not have a voting control interest in the ventures. Under the equity method the investment in a joint venture is carried at cost adjusted for the Partnership's share of the venture's earnings or losses and distributions. See Note 5 for a description of the joint venture partnerships.

      The Partnership deferred a portion of the gain on the sale of the Briarwood Joint Venture property in fiscal 1985 using the cost recovery method. The portion of the remaining gain to be recognized is represented by a note and accrued interest receivable. The note and accrued interest receivable have been netted against the deferred gain on the accompanying balance sheet. The gain would be recognized if the note and interest receivable are collected (see Note
6).

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

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these cash and cash equivalents approximates their fair value as of September 30, 1998 and 1997 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of SFAS 107. The fair value of the mortgage note payable is estimated using discounted cash flow analysis based on the current market rate for a similar type of borrowing arrangement. Information regarding the fair value of the Partnership's mortgage note payable is provided in Note 7.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The principal differences between the Partnership's accounting for federal income tax purposes and the accompanying financial statements prepared in accordance with generally accepted accounting principals relate to the methods used to calculate depreciation expense on the wholly-owned and unconsolidated operating investment properties and the accrual of interest income on the mortgage loan receivable for tax purposes.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser earns a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a non-cumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $4,000 for the year ended September 30, 1998 and $17,000 for both of the years ended September 30, 1997and 1996. No incentive management fees were earned during the three-year period ended September 30, 1998. Accounts payable - affiliates at both September 30, 1998 and 1997 consists of management fees payable to the Adviser of $1,000 and $4,000, respectively.

      Included in general and administrative expenses for the years ended September 30, 1998, 1997 and 1996 is $71,000, $67,000 and $68,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $5,000, $7,000 and $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1998, 1997 and 1996, respectively.

4.  Operating Investment Property
    -----------------------------

      The Partnership has one wholly-owned operating investment property. On September 25, 1981, the Partnership purchased Northeast Plaza, a 67,000 square foot existing shopping center in Sarasota, Florida. Subsequent to the acquisition, the shopping center was expanded to its current size of 121,005 square feet. The aggregate cash invested by the Partnership was approximately $2,888,000 (including an acquisition fee of $268,000 paid to the Adviser). The property was acquired subject to a nonrecourse wrap-around mortgage loan of approximately $2,480,000. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by the Northeast Plaza Shopping Center, which had been in default for over two years, with a new non-recourse loan issued by the prior underlying first mortgage lender (see Note 7). The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994. As discussed further in Note 8, the Partnership has entered into an agreement to sell Northeast Plaza to the master lessee. There are no assurances, however, that this sale transaction, which would result in a gain for financial reporting purposes, will be completed.

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

5.  Joint Venture Partnerships
    --------------------------

      As of September 30, 1998, the Partnership had no joint venture partnership investments (one as of September 30, 1997). As discussed further below, on March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000. In addition, on June 19, 1996 Camelot Associates, in which the Partnership had a joint interest, sold its operating investment property to an unrelated third party and distributed the net proceeds to the venture partners.

      The joint ventures were accounted for by using the equity method because the Partnership did not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures did not appear in the Partnership's financial statements. Condensed combined financial statements of these joint ventures follow.

                        Condensed Combined Balance Sheets
                               September 30, 1997
                                 (in thousands)

                                     Assets

                                                      1997
                                                      ----

   Current assets                                   $    793
   Operating investment property, net                  2,493
   Other assets, net                                     203
                                                    --------
                                                    $  3,489
                                                    ========

                       Liabilities and Capital (Deficit)

   Current liabilities                              $    469
   Other liabilities                                       9
   Long-term mortgage debt                             4,104
   Partnership's share of combined capital
      (deficit)                                           91
   Co-venturers' share of combined capital
      (deficit)                                       (1,184)
                                                    --------
                                                    $  3,489
                                                    ========

                   Reconciliation of Partnership's Investment

                                                      1997
                                                      ----

   Partnership's share of capital,
     as shown above                                 $     91
   Partnership's share of current
     liabilities and long-term debt                       91
   Excess basis due to investment in
     ventures, net (1)                                    33
                                                    --------
   Investments in joint ventures, at equity         $    215
                                                    ========

   (1)At September 30, 1997 the Partnership's investment exceeded its share of the joint venture partnerships' capital accounts by $33,000. This amount, which related to certain expenses incurred by the Partnership in connection with acquiring its joint venture investments, was being amortized over the estimated useful life of the related investment property. The remaining unamortized excess basis was written off against the gain on the sale of the operating investment property in fiscal 1998.

                    Condensed Combined Summary of Operations
            For the period October 1, 1997 through March 3, 1998 and
                   the years ended September 30, 1997 and 1996
                                 (in thousands)

                                                1998        1997        1996
                                                ----        ----        ----
   Revenues:
     Rental revenues and expense recoveries   $   444     $ 3,232     $ 5,632
     Interest income                                8          25          20
                                              -------     -------     -------
                                                  452       3,257       5,652
   Expenses:
     Property operating expenses                  202       1,121       2,473
     Depreciation and amortization                221         284         726
     Interest expense                             182       1,179       1,644
                                              -------     -------     -------
                                                  605       2,584       4,843
                                              -------     -------     -------
   Operating income (loss)                       (153)        673         809

   Gain on sale of operating investment
     property                                   5,567           -      12,089
                                              -------     -------     -------

   Net income                                 $ 5,414     $   673     $12,898
                                              =======     =======     =======

   Net income:
     Partnership's share of combined income   $ 2,259     $   405     $ 8,134
     Co-venturers' share of combined income     3,155         268       4,764
                                              -------     -------     -------
                                              $ 5,414     $   673     $12,898
                                              =======     =======     =======

                 Reconciliation of Partnership's Share of Income

                                                1998        1997        1996
                                                ----        ----        ----
   Partnership's share of income,
     as shown above                           $ 2,259     $   405     $ 8,134
   Amortization of excess basis                   (23)         (2)     (1,512)
                                              -------     -------     -------
   Partnership's share of ventures'
     net income                               $ 2,236     $   403     $ 6,622
                                              =======     =======     =======

   The Partnership's share of ventures' net income is presented as follows in the statements of operations (in thousands):

                                                1998        1997        1996
                                                ----        ----        ----

   Partnership share of ventures'
     income (loss)                            $  (155)    $   403     $   696
   Partnership's share of gain on sale
     of operating investment property           2,391           -       5,926
                                              -------     -------     -------
                                              $ 2,236     $   403     $ 6,622
                                              =======     =======     =======

      Investments in joint ventures, at equity, on the accompanying balance sheet at September 30, 1997 was comprised of the following joint venture investment:
                                                            1997
                                                            ----

        Boyer Lubbock Associates                          $  215
                                                          ======

      The Partnership received cash distributions from the joint ventures as set forth below:

                                                1998        1997        1996
                                                ----        ----        ----
        Camelot Associates                    $     -     $     -     $ 6,078
        Boyer Lubbock Associates                2,451         172         231
        Pine Trail Partnership                      -         275         400
                                              -------     -------     -------
           Total                              $ 2,451     $   447      $6,709
                                              =======     =======      ======

      A description of the joint ventures' properties and the terms of the joint venture agreements are summarized below.

a)  Pine Trail Partnership
    ----------------------

      On November 12, 1981, the Partnership acquired an interest in Pine Trail Partnership, a Florida general partnership organized to own and operate Pine Trail Center, a 266,042 square foot shopping center in West Palm Beach, Florida. The Partnership was a general partner in the joint venture. The Partnership's co-venturer was a partnership comprised of certain individuals. The Partnership invested approximately $6,236,000 (including an acquisition fee of $645,600 paid to the Adviser) for its 50% interest. The co-venturer contributed its interest in the property to the joint venture. The joint venture was subject to an institutional nonrecourse first mortgage which had a balance of approximately $8,140,000 at the time of the closing.

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

      The joint venture agreement provided that the Partnership would receive a noncumulative annual cash distribution, payable quarterly, from net cash flow. The first $515,000 of net cash flow was to be distributed to the Partnership, and the next $235,788 of net cash flow was to be distributed to the co-venturer. Any excess cash flow was to be allocated equally between the Partners. During fiscal 1997 and 1996 the property did not generate sufficient cash flow for the Partnership to receive its minimum preferred distribution of $515,000.

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

      The joint venture had entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The contract provided for a management fee equal to 4% of gross rents collected. For the ten months ended July 31, 1997 and for the year ended September 30, 1996, the property manager earned fees of $63,000 and $74,000, respectively. In addition, the property manager was entitled to leasing commissions at prevailing market rates. Leasing commissions earned by the property manager were $18,000 and $23,000 for the ten months ended July 31, 1997 and for the year ended September 30, 1996, respectively.

b)  Boyer Lubbock Associates
    ------------------------

      On June 30, 1981, the Partnership acquired an interest in Boyer Lubbock Associates, a Texas general partnership organized to purchase and operate Central Plaza, a 151,857 square foot shopping center in Lubbock, Texas. The Partnership is a general partner in the joint venture. The Partnership's co-venturer is an affiliate of The Boyer Company. The aggregate cash investment by the Partnership for its 50% interest was approximately $2,076,000 (including an acquisition fee of $225,000 paid to the Adviser). The Partnership's interest was acquired subject to an institutional nonrecourse first mortgage with a balance of approximately $4,790,000 at the time of closing. The venture's debt was originally scheduled to mature on December 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter of fiscal 1995, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bore interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 were due until maturity in January 2002.

      On March 3, 1998, Boyer Lubbock Associates sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the buyer's assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998. The Partnership recognized a gain of $2,391,000 (net of the write-off of unamortized excess basis of $19,000) in connection with this sale transaction. The amount of the gain represents the difference between the net proceeds received and the equity method carrying value of the Partnership's investment in the Central Plaza joint venture as of the date of the sale.

      The joint venture agreement between the Partnership and the co-venturer provided that from available cash flow the Partnership would receive an annual preference, payable monthly, of $171,000, and the co-venturer would receive the remaining distributable cash up to a maximum of $120,000. Additional cash flow was to be distributed equally to the Partnership and the co-venturer.

      Taxable income and tax loss before depreciation were allocated in accordance with cash distributions, after equal allocation of profits in the amount required to be transferred to the capital cash reserve accounts and to amortize the indebtedness of the joint venture. Depreciation expense was allocated in accordance with the tax basis of the capital contributions of the Partnership and the co-venturer, after adjustment for liabilities and capital improvements. Allocations of the venture's operations between the Partnership and the co-venturer for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

      The Central Plaza property was co-managed by an affiliate of the co-venturer and an unrelated third party. For the period from October 1, 1997 through the date of sale (March 3, 1998) and for the years ended September 30, 1997 and 1996, the affiliate of the co-venturer earned fees of $16,000, $38,000 and $41,000, respectively.

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

      The principal amount of the note receivable of $3,445,000 was to bear interest at 9% annually and was subordinated to a first mortgage. Interest and principal payments on the note were payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received was to accrue additional interest of 9% per annum. The Partnership's policy has been to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income on the accompanying statement of operations for fiscal 1998. Per the terms of the note agreement, accrued interest receivable as of September 30, 1998 and 1997 would be approximately $7,858,000 and $6,925,000, respectively.

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleges that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit.

     By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants have agreed to pay the Partnership the aggregate amount of $3 million and the Partnership has assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million is to be paid by no later than January 29, 1999. The settlement payments will be recorded as income in the period in which they are received.

7.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at September 30, 1998 and 1997 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of $22,000 are due through maturity on March 29, 1999. As discussed further in Note 8, the Partnership has entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. While there are no assurances that this sale transaction will be completed, the Partnership believes that the existing mortgage debt will be refinanced during fiscal 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of September 30, 1998 and 1997.

      Scheduled maturity of the mortgage note payable for the next fiscal year is as follows (in thousands):

                  1999             $ 1,124

8.  Legal Proceedings and Related Contingencies
    -------------------------------------------

      Management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation (Mobil) has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing.
Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgment pertaining to its damages claims. Subsequently, the Partnership has negotiated a contract to sell the Northeast Plaza property to the master-lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. However, since this sale remains contingent upon, among other things, the buyer obtaining sufficient financing to complete the transaction, there are no assurances that a sale will be consummated. The appeal of the Mobil litigation has been stayed pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

9.  Subsequent Event
    ----------------

      On November 13, 1998, the Partnership distributed $28,000 to the Limited Partners and $1,000 to the General Partner for the quarter ended September 30, 1998.





Schedule III - Real Estate and Accumulated Depreciation

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
              Schedule of Real Estate and Accumulated Depreciation

                               September 30, 1998
                                 (In thousands)



                                                                                                                      Life on Which
                           Initial Cost to   Costs                      Gross Amount at Which Carried at              Depreciation
                            Partnership      Capitalized                    Close of period                           in Latest
                               Buildings    (Removed)         Buildings                                               Income
                               and          Subsequent to     and                 Accumulated  Date of      Date      Statement
Description Encumbrances  Land Improvements Acquisition  Land Improvements Total  Depreciation Construction Acquired  is Computed
----------- ------------  ---- ------------ -----------  ---- ------------ -----  ------------ ------------ --------  -----------


Shopping
 Center
Sarasota,
 Florida     $ 1,124      $950    $1,930       $2,158     $950   $4,088    $5,038    $1,593     1964 - 1978    9/25/8    40 years
             =======      ====    ======       ======     ====   ======    ======    ======

Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1998 for Federal income tax purposes is approximately $5,038,000.
(B) See Notes 4 and 7 to Financial Statements.
(C) Reconciliation of real estate owned:

                                                   1998          1997          1996
                                                   ----          ----          ----

Balance at beginning of year                     $ 5,038       $ 5,038       $ 5,038
Improvements                                           -             -             -
                                                 -------       -------       -------
Balance at end of year                           $ 5,038       $ 5,038       $ 5,038
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $ 1,491       $ 1,389       $ 1,287
Depreciation expense                                 102           102           102
                                                 -------       -------       -------
Balance at end of year                           $ 1,593       $ 1,491       $ 1,389
                                                 =======       =======       =======


                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Three Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1997, and the related combined statements of income and changes in venturers' capital, and cash flows for the period October 1, 1997 through March 3, 1998 and the years ended September 30, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Camelot Associates, which statements reflect total revenues of $2,044,000 for the year ended September 30, 1996. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for Camelot Associates, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership at September 30, 1997, and the combined results of their operations and their cash flows for the period October 1, 1997 through March 3, 1998 and for each of the two years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.





                                                /s/ ERNST & YOUNG LLP
                                                    -----------------
                                                    ERNST & YOUNG LLP






Boston, Massachusetts
April 22, 1998

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




                                             /s/ Coopers & Lybrand L.L.P.
                                             ----------------------------
                                                 Coopers & Lybrand L.L.P.






Cincinnati, Ohio
January 10, 1997

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                               September 30, 1997
                                 (In thousands)

                                     Assets
                                                                        1997
                                                                        ----
Current assets:
   Cash and cash equivalents                                         $    378
   Escrowed funds, principally for payment of rea
      estate taxes                                                        307
   Accounts receivable                                                     67
   Note receivable                                                         40
   Prepaid expenses                                                         1
                                                                     --------
      Total current assets                                                793

Operating investment properties:
   Land                                                                   967
   Buildings, improvements and equipment                                5,587
                                                                        6,554
   Less accumulated depreciation                                       (4,061)
          Net operating investment properties                           2,493

Deferred expenses, net of accumulated amortization
  of $243                                                                 203
                                                                     --------
                                                                     $  3,489
                                                                     ========

                  Liabilities and Venturers' Capital (Deficit)

Current liabilities:
   Accounts payable                                                  $     23
   Distributions payable to venturers                                     275
   Accrued interest                                                        34
   Accrued real estate taxes                                              106
   Long-term debt - current portion                                        31
                                                                     --------
      Total current liabilities                                           469

Tenant security deposits                                                    9

Long-term debt                                                          4,104

Venturers' deficit                                                     (1,093)
                                                                     --------
                                                                     $  3,489
                                                                     ========


                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

    COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
       For the period October 1, 1998 through March 3, 1998 and the years ended September 30, 1997 and 1996
                                 (In thousands)


                                                 1998       1997        1996
                                                 ----       ----        ----
Revenues:
   Rental income                             $    398     $ 2,515     $ 4,892
   Reimbursements from tenants                     46         717         740
   Interest and other income                        8          25          20
                                             --------     -------     -------
                                                  452       3,257       5,652

Expenses:
   Interest expense                               182       1,179       1,644
   Depreciation expense                            29         266         710
   Real estate taxes                               71         408         553
   Management fees                                 16         101         190
   Ground rent                                      -          96         126
   Repairs and maintenance                         58         372         623
   Insurance                                        -          28          73
   Utilities                                       15          59         229
   General and administrative                      36          57         360
   Other                                            6           -         319
   Amortization expense                           192          18          16
                                             --------     -------     -------
                                                  605       2,584       4,843
                                             --------     -------     -------

Operating income (loss)                          (153)        673         809

Gain on sale of operating
  investment property                           5,567           -      12,089
                                             --------     -------     -------

Net income                                      5,414         673      12,898

Distributions to venturers                     (4,321)       (621)    (10,939)

Reduction in combined capital due to
  sale of joint venture interest (Note 3)           -      (4,859)          -

Venturers' capital (deficit), beginning
  of year                                      (1,093)      3,714       1,755
                                             --------     -------     -------

Venturers' capital (deficit), end of year    $      -     $(1,093)    $ 3,714
                                             ========     =======     =======











                             See accompanying notes.



                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
                     For the period October 1, 1997 through
          March 3, 1998 and the years ended September 30, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                    1998       1997       1996
                                                                    ----       ----       ----

Cash flows from operating activities:
   Net income                                                    $   5,414   $   673   $  12,898
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                    221       284         726
      Amortization of deferred financing costs                          11        26          26
      Gain on sale of operating investment property                 (5,567)        -     (12,089)
      Changes in assets and liabilities:
         Escrowed funds                                                307       (34)        (39)
         Accounts receivable                                            67       (50)        (38)
         Note receivable                                                40        40         (80)
         Prepaid expenses                                                1        23          (1)
         Capital improvement reserve                                     -         -          (2)
         Deferred expenses                                               -       (29)        (59)
         Accounts payable                                              (23)      (35)       (114)
         Accrued interest                                              (34)        1         (33)
         Accrued real estate taxes                                    (106)      (45)       (125)
         Other accrued liabilities                                       -        (3)         (2)
         Prepaid rent                                                    -         -         (18)
         Tenant security deposits                                       (9)        -         (88)
                                                                 ---------   -------   ---------
            Total adjustments                                       (5,092)      178     (11,936)
                                                                 ---------   -------   ---------
            Net cash provided by operating activities                  322       851         962
                                                                 ---------   -------   ---------

Cash flows from investing activities:
   Additions to operating investment properties                          -       (64)       (230)
   Proceeds from sale of operating investment property               8,031         -      14,470
                                                                 ---------   -------   ---------
            Net cash provided by (used in)
                investing activities                                 8,031       (64)     14,240
                                                                 ---------   -------   ---------

Cash flows from financing activities:
   Principal payments on long-term debt                             (4,135)     (173)     (4,479)
   Distributions to venturers                                       (4,596)     (432)    (11,325)
                                                                 ---------   -------   ---------
            Net cash used in financing activities                   (8,731)     (605)    (15,804)
                                                                 ---------   -------   ---------

Net (decrease) increase in cash and cash equivalents                  (378)      182        (602)

Less:  cash balance of Pine Trail joint venture                          -        (2)          -
                                                                 ---------   -------   ---------
                                                                      (378)      180        (602)

Cash and cash equivalents, beginning of year                           378       198         800
                                                                 ---------   -------   ---------

Cash and cash equivalents, end of year                           $      -    $   378   $     198
                                                                 ========    =======   =========

Cash paid during the year for interest                           $    205    $ 1,152   $   1,652
                                                                 ========    =======   =========

                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              Notes to Combined Joint Ventures Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership (Combined Joint Ventures) include the accounts of Camelot Associates (through the date of the sale described below), an Ohio limited partnership; Boyer Lubbock Associates (through the date of the sale described below), a Utah limited partnership and Pine Trail Partnership (through the date of the sale described below), a Florida general partnership. The financial statements of the Combined Joint Ventures are presented in combined form, rather than individually, due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Three Limited Partnership (PWIP3), which owned a substantial financial interest but did not have voting control in each joint venture.

      The dates of PWIP3's acquisition of interests in the joint ventures are as follows:

                                        Date of Acquisition
                   Joint Venture            of Interest
            -----------------------     -------------------

            Camelot Associates                6/29/81
            Boyer Lubbock Associates          6/30/81
            Pine Trail Partnership           11/12/81

     During fiscal 1998, Boyer Lubbock Associates sold the Central Plaza Shopping Center to an unrelated third party. During fiscal 1997, PWIP3 sold its interest in the Pine Trail Partnership to its co-venturer partner. During fiscal 1996, Camelot Associates sold its operating investment property and distributed the net proceeds to the venture partners. See Note 3 for a further discussion of these transactions.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and revenues and expenses for the period October 1, 1997 through March 3, 1998 and the years ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

      Basis of presentation
      ---------------------

      Generally, the records of the combined joint ventures were maintained on the income tax basis of accounting and adjusted to generally accepted accounting principles for financial reporting purposes, principally for depreciation.

      Operating investment properties
      -------------------------------

      The operating investment properties were recorded at cost less accumulated depreciation or an amount less than cost if indicators of impairment were present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Management generally assessed indicators of impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. Acquisition fees were capitalized and included in the cost of the operating investment property. Depreciation expense was computed on a straight-line basis over the estimated useful lives of the buildings, improvements and equipment, generally five to forty years.

      Deferred expenses
      -----------------

      Deferred expenses consisted primarily of loan fees and leasing commissions which were being amortized over the lives of the related loans and related leases on the straight-line method. Amortization of deferred loan fees, which approximated the effective interest method, was included in interest expense on the accompanying income statements.

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

      Fair Value of Financial Instruments
      -----------------------------------

      The carrying amounts of cash and cash equivalents, escrowed funds and reserved cash approximated their fair values as of September 30, 1997 due to the short-term maturities of these instruments. Information regarding the fair value of long-term debt is provided in Note 5. The fair value of long-term debt was estimated using discounted cash flow analyses, based on current market rates for similar types of borrowing arrangements.

      Cash and cash equivalents
      -------------------------

      For purposes of the statement of cash flows, cash and cash equivalents included all highly liquid investments with maturities of 90 days or less.

      Capital improvement reserve
      ---------------------------

      In accordance with the joint venture agreement of Boyer Lubbock Associates, a capital improvement reserve account was established to insure that adequate funds are available to pay for future capital improvements to the venture's operating investment property. At the end of each month, 1% of the gross minimum base rents and percentage rents collected from tenants during the month was to be deposited into this account. These deposits were not made on a monthly basis but were made periodically throughout the year in the aggregate required amounts.

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

      b.  Boyer Lubbock Associates
          ------------------------

      The joint venture owned and operated Central Plaza Shopping Center, a 151,857 square foot shopping center, located in Lubbock, Texas. On March 3, 1998, Boyer Lubbock Associates sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. PWIP3 received proceeds of approximately $2,199,000 after the buyer's assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, PWIP3 received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale.

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

      Allocations of net income and loss
      ----------------------------------

      The joint venture agreements generally provided that taxable income and tax loss from operations were to be allocated between PWIP3 and the co-venturers in the same proportion as net cash flow distributed to each partner for such year, except for certain items which were specifically allocated to the partners, as defined in the joint venture agreements. Allocations of income and loss for financial reporting purposes have been made in accordance with the allocations of taxable income and loss.

      Gains or losses resulting from sales or other dispositions of the projects were to be allocated as specified in the joint venture agreements.

      Distributions
      -------------

      The joint venture agreements generally provided that distributions were to be paid first to PWIP3 from net cash flow monthly or quarterly, equivalent to $171,000 annually in the case of Boyer Lubbock Associates and $515,000 annually for Pine Trail Partnership. After payment of certain amounts to the co-venturers, any remaining net cash flow was to be allocated between the partners in accordance with their respective ownership percentages.

      Distribution of net proceeds resulting from the sale or refinancing of the properties was to be made in accordance with formulas provided in the joint venture agreements.

4.  Related party transactions
    --------------------------

      The  Combined  Joint   Ventures  had  entered  into  property   management
agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees generally were equal to 4% of gross receipts, as defined in the agreements. Management fees totalling $16,000, $101,000 and $190,000 were paid to affiliates of the co-venturers for the period October 1, 1997 through March 3, 1998 and the years ended September 30, 1997 and 1996, respectively.

      Certain of the joint ventures paid leasing commissions to affiliates of the co-venturers. Leasing commissions paid to affiliates amounted to $18,000 and $23,000 in fiscal 1997 and 1996, respectively. No leasing commissions were paid to affiliates during the period October 1, 1997 through March 3, 1998.

5.  Long-term debt
    --------------

      Long-term debt at September 30, 1997 consisted of the following (in thousands):

                                                            1997
                                                            ----

      10%  nonrecourse  mortgage  loan  secured by
      Central Plaza  Shopping  Center,  payable in
      monthly   installments  of  $37,   including
      interest,  with a final  payment  of  $3,983
      due  January  2,  2002.  The  fair  value of
      this mortgage note payable  approximated its
      carrying value as of September 30, 1997.           $  4,135
                                                         ========