Form 10-Q
period 1998-12-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1999-02-10
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

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

                                 BALANCE SHEETS
              December 31, 1998 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS


                                                December 31   September 30
                                                -----------   ------------

Operating investment property, at cost:
   Land                                           $     950    $     950
   Building and improvements                          4,088        4,088
                                                  ---------    ---------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,619)      (1,593)
                                                  ---------     --------
      Net operating investment property               3,419        3,445

Cash and cash equivalents                             1,138          911
Deferred expenses, net of accumulated
  amortization                                            5           11
                                                  ---------    ---------
                                                  $   4,562    $   4,367
                                                  =========    =========

             LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                     $       1    $       1
Accrued expenses                                         43          171
Mortgage note payable                                 1,083        1,124
Partners' capital                                     3,435        3,071
                                                  ---------    ---------
                                                  $   4,562    $   4,367
                                                  =========    =========












                  See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)
                     (In thousands, except per Unit amounts)

                                                  1998         1997
                                                  ----         ----

Revenues:
   Rental revenues                              $  119        $  119
   Interest income                                  11            29
                                                ------        ------
                                                   130           148

Expenses:
   Interest expense                                 30            34
   Management fees                                   1             1
   Depreciation expense                             26            26
   General and administrative                      180            50
                                                ------        ------
                                                   237           111
                                                ------        ------

Operating income (loss)                           (107)           37

Partnership's share of venture's income              -            29

Gain on sale of operating investment
  property                                         500             -
                                                ------        ------

Net income                                      $  393        $   66
                                                ======        ======

Net income per Limited Partnership Unit         $18.04        $ 3.03
                                                ======        ======

Cash distributions per Limited
  Partnership Unit                              $ 1.31        $ 4.88
                                                ======        ======

   The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.





                  See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the three months ended December 31, 1998 and 1997
                                   (Unaudited)
                                 (In thousands)

                                            General            Limited
                                            Partner            Partners
                                            -------            --------

Balance at September 30, 1997               $     33           $ 3,394
Cash distributions                                (1)             (105)
Net income                                         1                65
                                            --------           -------
Balance at December 31, 1997                $     33           $ 3,354
                                            ========           =======

Balance at September 30, 1998               $     52           $ 3,019
Cash distributions                                (1)              (28)
Net income                                         4               389
                                            --------           -------
Balance at December 31, 1998                $     55           $ 3,380
                                            ========           =======























                  See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
       For the three months ended December 31, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                       1998        1997
                                                       ----        ----
Cash flows from operating activities:
   Net income                                        $   393    $     66
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation expense                                 26          26
     Amortization of deferred financing costs              6           6
     Partnership's share of venture's income               -         (29)
     Changes in assets and liabilities:
      Accounts payable - affiliates                        -          (3)
      Accounts payable and accrued expenses             (128)        (23)
                                                     -------    --------
         Total adjustments                               (96)        (23)
                                                     -------    --------
         Net cash provided by operating activities       297          43

Cash flows from investing activities:
   Distributions from joint ventures                       -         105

Cash flows from financing activities:
   Distributions to partners                             (29)       (106)
   Principal payments on mortgage note payable           (41)        (37)
                                                     -------    --------
         Net cash used in financing activities           (70)       (143)
                                                     -------    --------

Net increase in cash and cash equivalents                227           5

Cash and cash equivalents, beginning of period           911         973
                                                     -------    --------
Cash and cash equivalents, end of period             $ 1,138    $    978
                                                     =======    ========

Cash paid during the period for interest             $    24    $     28
                                                     =======    ========





                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES THREE
                               LIMITED PARTNERSHIP
                          Notes to Financial Statements
                                   (Unaudited)


1.    General
      -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and September 30, 1998 and revenues and expenses for the three-month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

     With the fiscal 1998 sale of the Central  Plaza  Shopping  Center (see Note
4), as of December 31, 1998, the Partnership's remaining assets consisted of the wholly-owned Northeast Plaza Shopping Center (see Note 4) and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in fiscal 1985 (see Note 3). As discussed further in
Note 3, the subordinated mortgage note receivable was released in return for a cash settlement which was completed in January 1999. As discussed further in
Note 6, the Partnership continues to negotiate with the master lessee regarding a potential sale of the Northeast Plaza property. The Partnership also has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property. The sale or other disposition of the Partnership's remaining asset and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It is currently contemplated that the disposition of the Partnership's remaining asset could be completed by the end of calendar year 1999. There are no assurances, however, that the sale of the remaining asset, the resolution of the outstanding litigation and the liquidation of the Partnership will be completed within this time frame.

2.    Related Party Transactions
      --------------------------

      Management fees earned by the Adviser for each of the three-month periods ended December 31, 1998 and 1997 totalled $1,000. Accounts payable - affiliates at both December 31, 1998 and September 30, 1998 consist of $1,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for the three months ended December 31, 1998 and 1997 is $19,000 and $18,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the three months ended December 31, 1998 and 1997 is $125 representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      The principal amount of the note receivable of $3,445,336 was to bear interest at 9% annually and was subordinated to a first mortgage loan. Interest and principal payments on the note were payable only to the extent of net cash flow from the properties sold, as defined in the sales documents. Any interest not received was to accrue additional interest of 9% per annum. The Partnership's policy was to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income during fiscal 1998. Per the terms of the note agreement, accrued interest receivable as of September 30, 1998 would have been approximately $8,112,000.

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants have agreed to pay the Partnership the aggregate amount of $3 million and the Partnership has assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received subsequent to the quarter end, on January 29, 1999. The settlement payments will be recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, in the period in which they are received. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds is available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, will be paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

4.    Real Estate Investments
      -----------------------

      As of December 31, 1998, the Partnership directly owns one operating investment property, the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida (see Notes 5 and 6). The Partnership had no joint venture partnership investments at December 31, 1998 (one at December 31, 1997). On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998.

      The joint venture was accounted for by using the equity method because the Partnership did not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture did not appear in the Partnership's financial statements. Condensed combined financial statements of this joint venture follow:

                    Condensed Combined Summary of Operations
                  For the three months ended December 31, 1997
                                 (in thousands)

                                                1997
                                                ----

     Rental revenues and expense
        recoveries                             $   288
     Interest and other income                       5
                                               -------
                                                   293

     Property operating expenses                    85
     Interest expense                              110
     Depreciation and amortization                  22
                                               -------
                                                   217
                                               -------
     Net income                                $    76
                                               =======

     Net income:
      Partnership's share of net income        $    29
      Co-venturer's share of net income             47
                                               -------
                                               $    76
                                               =======


5.    Mortgage Note Payable
      ---------------------

      The mortgage note payable at December 31, 1998 and September 30, 1998 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 are due until maturity on March 29, 1999. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. Subsequent to the quarter end, the sales contract expired pursuant to its terms, but the parties continue to negotiate for a potential sale transaction. While there are no assurances that this sale transaction will be completed, the Partnership believes that the existing mortgage debt will be refinanced during fiscal 1999. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of December 31, 1998 and September 30, 1998.

6.    Legal Proceedings and Related Contingencies
      -------------------------------------------

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

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgment pertaining to its damages claims. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master-lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. However, since this sale remains contingent upon, among other things, the buyer obtaining sufficient financing to complete the transaction, there are no assurances that a sale will be consummated. Subsequent to the quarter end, the sales contract expired pursuant to its terms, but the parties continue to negotiate for a potential sale transaction. The appeal of the Mobil litigation has been stayed pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      With the fiscal 1998 sale of the Central Plaza Shopping Center, as of December 31, 1998, the Partnership's remaining assets consisted of the wholly-owned Northeast Plaza Shopping Center and the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in fiscal 1985. As discussed further below, the subordinated mortgage note receivable was released in return for a cash settlement which was completed subsequent to the quarter end, and the Partnership continues to negotiate with the master lessee regarding a potential sale of the Northeast Plaza property. The Partnership also has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property. The sale or other disposition of the Partnership's remaining asset and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It is currently contemplated that the disposition of the Partnership's remaining asset could be completed by the end of calendar year 1999. There are no assurances, however, that the sale of the remaining asset, the resolution of the outstanding litigation and the liquidation of the Partnership will be completed within this time frame.

     The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended December 31, 1998. The focus of the property's leasing team has been with the renewal of the leases with five tenants occupying 37,300 square feet that were scheduled to expire in the next twelve months. One of these tenants is one of the center's two anchor tenants which has a 25,600 square foot lease that was scheduled to expire in January of 1999. This tenant has exercised one of its two five-year options and renewed its lease with a 10% increase in the rental rate. A second tenant, which operates a 6,500 square foot discount retail store, exercised an option and renewed its lease for five years at a slightly increased rental rate. Additionally, a 1,200 square foot bookstore tenant and a 1,600 square foot hair salon signed one-year lease extensions. The fifth tenant operates a 2,400 square foot restaurant and has a lease which expires in June 1999. As previously reported, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgement pertaining to its damages claims. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. However, since this sale remains contingent upon, among other things, the buyer obtaining sufficient financing to complete the transaction, there are no assurances that a sale will be consummated. Subsequent to the quarter end, the sales contract expired pursuant to its terms, but the parties continue to negotiate for a potential sale transaction. The appeal of the Mobil litigation has been stayed pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

      The Partnership also had a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The interest owed on the note receivable was payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income during fiscal 1998. On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants have agreed to pay the Partnership the aggregate amount of $3 million and the Partnership has assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received subsequent to the quarter end, on January 29, 1999. The settlement payments will be recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, in the period in which they are received. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs associated with the litigation and collection of the settlement of this note receivable.
Consequently, approximately $2,500,000 of settlement proceeds is available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, will be paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

      At December 31, 1998, the Partnership had available cash and cash equivalents of $1,138,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through settlement payments from the assignment of the note receivable discussed above, cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership reported net income of $393,000 for the three months ended December 31, 1998, as compared to net income of $66,000 for the same period in the prior year. This $327,000 increase in net income is attributable to the gain of $500,000 realized in the current period due to the Briarwood note settlement, as discussed further above. The Partnership had been deferring a portion of the gain on the sale of the venture's operating investment properties, which were sold in 1984, under the cost recovery method. The gain in the current period was partially offset by an unfavorable change in the Partnership's operating income
(loss). The Partnership reported an operating loss of $107,000 during the current three-month period as compared to operating income of $37,000 during the same period in the prior year. The unfavorable change in operating income (loss) was primarily the result of an increase of $130,000 in general and administrative expenses for the current three-month period. General and administrative expenses increased mainly due to an increase in certain required professional services during the current period. Also, as discussed further above, the Partnership completed the sale of the Central Plaza property on March 3, 1998. Therefore, there was no income or loss from joint venture operations for the quarter ended December 31, 1998, as compared to income of $29,000 during the same period in the prior year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

Mobil Oil Corporation
---------------------

     The status of the Partnership's litigation with Mobil Oil Corporation remains unchanged from what was reported in the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998.

Briarwood/Gatewood Litigation
-----------------------------

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants have agreed to pay the Partnership the aggregate amount of $3 million and the Partnership has assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received subsequent to the quarter end, on January 29, 1999. As a result of the settlement, the Partnership no longer has an interest in the note receivable.

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


Date:  February 9, 1999