Form 10-Q
period 1999-03-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1999-05-12
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-10979


         PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                           13-3038189
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                             Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
                March 31, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   March 31    September 30
                                                   --------    ------------

Operating investment property, at cost:
   Land                                           $     950    $     950
   Building and improvements                          4,088        4,088
                                                  ---------    ---------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,644)      (1,593)
                                                  ---------    ---------
      Net operating investment property               3,394        3,445

Cash and cash equivalents                               929          911
Deferred expenses, net of accumulated
  amortization                                            -           11
                                                  ---------    ---------
                                                  $   4,323    $   4,367
                                                  =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                     $       1    $       1
Accrued expenses                                         37          171
Mortgage note payable                                 1,041        1,124
Partners' capital                                     3,244        3,071
                                                  ---------    ---------
                                                  $   4,323    $   4,367
                                                  =========    =========












                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
     For the three and six months ended March 31, 1999 and 1998 (Unaudited)
                    (In thousands, except per Unit amounts)

                                  Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                  ------------------     ------------------
                                      1999     1998          1999      1998
                                      ----     ----          ----      ----

Revenues:
   Rental revenues                 $   119   $   119     $    239   $   239
   Interest income                      22        26           32        54
                                   -------   -------     --------   -------
                                       141       145          271       293

Expenses:
   Interest expense                     30        33           60        67
   Management fees                       1         1            2         2
   Depreciation expense                 25        25           51        51
   General and administrative           46        78           89       128
                                   -------   ------      --------   -------
                                       102       137          202       248
                                   -------   -------     --------   -------

Operating income                        39        8            69        45

Partnership's share of venture's
  losses                                 -      (184)           -      (155)

Partnership's share of gain on
  sale of investment property            -     2,392            -     2,392

Gain on sale of operating
  investment property                2,298         -        2,661         -
                                   -------   -------     --------   -------

Net income                         $ 2,337   $ 2,216      $ 2,730   $ 2,282
                                   =======   =======      =======   =======

Net income per Limited
 Partnership Unit                  $107.38   $101.80      $125.42   $104.83
                                   =======   =======      =======   =======

Cash distributions per
  Limited Partnership Unit         $117.31   $  1.31      $118.62   $  9.76
                                   =======   =======      =======   =======

      The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                               General           Limited
                                               Partner           Partners
                                               -------           --------

Balance at September 30, 1997                  $    33           $ 3,394
Cash distributions                                  (1)             (133)
Net income                                          23             2,259
                                               -------           -------
Balance at March 31, 1998                      $    55           $ 5,520
                                               =======           =======

Balance at September 30, 1998                  $    52           $ 3,019
Cash distributions                                  (1)           (2,556)
Net income                                          27             2,703
                                               -------           -------
Balance at March 31, 1999                      $    78           $ 3,166
                                               =======           =======























                             See accompanying notes.



            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                                1999             1998
                                                                                ----             ----

Cash flows from operating activities:
   Net income                                                                  $   2,730         $   2,282
   Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
     Partnership's share of gain on sale of investment property                        -            (2,392)
     Gain on sale of operating investment property                                (2,661)                -
     Depreciation expense                                                             51                51
     Amortization of deferred financing costs                                         11                11
     Partnership's share of venture's losses                                           -               155
     Changes in assets and liabilities:
      Accounts payable - affiliates                                                    -               (29)
      Accounts payable and accrued expenses                                         (134)               (3)
         Total adjustments                                                        (2,733)           (2,207)
                                                                               ---------         ---------
         Net cash (used in) provided by operating activities                          (3)               75
                                                                               ---------         ---------

Cash flows from investing activities:
   Distributions from joint ventures                                                   -             2,452
   Net proceeds from collection of mortgage note receivable                        2,661                 -
                                                                               ---------         ---------
         Net cash provided by investing activities                                 2,661             2,452
                                                                               ---------         ---------


Cash flows from financing activities:
   Distributions to partners                                                      (2,557)             (134)
   Principal payments on mortgage note payable                                       (83)              (75)
                                                                               ---------         ---------
         Net cash used in financing activities                                    (2,640)             (209)
                                                                               ---------         ---------

Net increase in cash and cash equivalents                                             18             2,318

Cash and cash equivalents, beginning of period                                       911               973
                                                                               ---------         ---------

Cash and cash equivalents, end of period                                       $     929         $   3,291
                                                                               =========         =========

Cash paid during the period for interest                                       $      49         $      56
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and September 30, 1998 and revenues and expenses for the three and six-month periods ended March 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      As of March 31, 1999, the Partnership has one remaining real estate asset, the wholly-owned Northeast Plaza Shopping Center (see Note 4). As discussed further in Note 3, the subordinated mortgage note receivable related to the Briarwood and Gatewood properties which were sold in fiscal 1985 was released in return for a cash settlement completed in January 1999. As discussed further in
Note 6, the Partnership continues to negotiate with the master lessee regarding a potential sale of the Northeast Plaza property. The Partnership also has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property. The sale or other disposition of the Partnership's remaining asset and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It is currently contemplated that the disposition of the Partnership's remaining asset could be completed by the end of calendar year 1999. There are no assurances, however, that the sale of the remaining asset, the resolution of the outstanding litigation and the liquidation of the Partnership will be completed within this time frame.

2.  Related Party Transactions
    --------------------------

      Management fees earned by the Adviser for each of the six-month periods ended March 31, 1999 and 1998 totalled $2,000. Accounts payable - affiliates at both March 31, 1999 and September 30, 1998 consist of $1,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for the six months ended March 31, 1999 and 1998 is $37,000 and $35,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the six months ended March 31, 1999 and 1998 is $1,000, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      On December 20, 1984, the joint venture partners sold their ownership interests in the Briarwood Joint Venture for $33,152,000. After the payment of mortgage obligations and closing costs, the Partnership's allocable share of the proceeds was $10,935,000, represented by cash of $7,490,000 and a note receivable of $3,445,000. For financial accounting purposes, a gain of $7,255,000 resulted from the transaction of which $3,810,000 was recognized at the time of the sale and the remainder was deferred under the cost recovery method. For income tax purposes, a gain of $4,829,000 was recognized upon sale and the remainder deferred utilizing the installment method. The difference in the amount of gain recognized for financial accounting and tax purposes resulted from accounting differences related to the carrying value of the Partnership's investment.

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

     On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. The settlement payments have been recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

4.  Real Estate Investments
    -----------------------

      As of March 31, 1999, the Partnership directly owns one operating investment property, the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida (see Notes 5 and 6). The Partnership had no joint venture partnership investments at March 31, 1999 and 1998. On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998.

      The joint venture was accounted for by using the equity method because the Partnership did not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture did not appear in the Partnership's financial statements. Condensed combined financial statements of this joint venture for the period in fiscal 1998 prior to the sale of the property follow:

                    Condensed Combined Summary of Operations
                For the three and six months ended March 31, 1998
                                 (in thousands)

                                        Three Months Ended   Six Months Ended
                                             March 31,           March 31,
                                        ------------------   ----------------
                                              1998                 1998
                                              ----                 ----

     Rental revenues and expense
        recoveries                         $   155               $   443
     Interest and other income                   3                     8
                                           -------               -------
                                               158                   451

     Property operating expenses               130                   215
     Interest expense                           61                   171
     Depreciation and amortization             202                   224
                                           -------               -------
                                               393                   610
                                           -------               -------
     Operating loss                           (235)                 (159)

     Gain on sale of investment property     5,567                 5,567
                                           -------               -------

     Net income                            $ 5,332               $ 5,408
                                           =======               =======

     Net income:
      Partnership's share of net income    $ 2,225               $ 2,254
      Co-venturer's share of net income      3,107                 3,154
                                           -------               -------
                                           $ 5,332               $ 5,408
                                           =======               =======

               Reconciliation of Partnership's Share of Operations
        For the three and six months ended March 31, 1998 (in thousands)

                                      Three Months Ended   Six Months Ended
                                            March 31,          March 31,
                                      ------------------   ----------------
                                              1998                1998
                                              ----                ----

      Partnership's share of net income,
         as shown above                    $ 2,225               $ 2,254
      Amortization of excess basis             (17)                  (17)
                                           -------               -------
      Partnership's share of
         venture's net income              $ 2,208               $ 2,237
                                           =======               =======

      The Partnership's share of venture's net income is presented as follows in the accompanying fiscal 1998 statements of operations (in thousands):

                                       Three Months Ended   Six Months Ended
                                             March 31,           March 31,
                                        ------------------   ----------------
                                              1998                 1998
                                              ----                 ----

      Partnership's share of
        venture's losses                   $  (184)              $  (155)
      Partnership's share of gain on
        sale of investment
        property                             2,392                 2,392
                                           -------               -------
                                           $ 2,208               $ 2,237
                                           =======               =======


5.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at March 31, 1999 and September 30, 1998 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 were due until maturity on March 29, 1999. In February, 1999, the Partnership negotiated an extension of the maturity date of this note with the lender to June 29, 1999. Monthly principal and interest payments of approximately $22,000 will continue to be due through the extended maturity date. In connection with the potential sale of the Northeast Plaza property discussed below, further extension of the maturity date may be necessary to accommodate the timing of a sale transaction. There can be no assurances that the lender will consent to any such extensions.

      During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. During the current quarter, the sales contract expired pursuant to its terms, but the parties continue to negotiate for a potential sale transaction. There are no assurances, however, that a sale transaction will be completed. The loan may be prepaid at anytime without penalty. The fair value of this mortgage note payable approximated its carrying value as of March 31, 1999 and September 30, 1998.

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

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damage claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgment pertaining to its damage claims. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master-lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. During the current quarter, the sales contract expired pursuant to its terms, but the parties continue to negotiate for a potential sale transaction. The appeal of the Mobil litigation has been stayed for a period of ten months pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 1999, the Partnership's only remaining real estate asset consists of the wholly-owned Northeast Plaza Shopping Center. As discussed further below, the subordinated mortgage note receivable related to the Briarwood and Gatewood properties was released in return for a cash settlement which was completed during the current quarter, and the Partnership continues to negotiate with the master lessee regarding a potential sale of the Northeast Plaza property. The Partnership also has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property. The sale or other disposition of the Partnership's remaining asset and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It is currently contemplated that the disposition of the Partnership's remaining asset could be completed by the end of calendar year 1999. There are no assurances, however, that the sale of the remaining asset, the resolution of the outstanding litigation and the liquidation of the Partnership will be completed within this time frame.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended March 31, 1999. During the quarter, the property's leasing team focused on the renewal of leases with four tenants occupying a total of 6,930 square feet. Two of these tenants which occupy a total of 3,840 square feet exercised their options and renewed their leases for five years. Two other tenants occupying a total of 3,090 square feet extended their leases for a year. The property's leasing team continues to work with three tenants occupying a total of 16,400 square feet on renewals of their leases. Based on current negotiations, all three are expected to renew their leases. As previously reported, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damage claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgement pertaining to its damage claims. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believes reflects only a small deduction for the stigma associated with the contamination. During the current quarter, the sales contract expired pursuant to its terms, but the parties continue to negotiate for a potential sale transaction. The appeal of the Mobil litigation has been stayed for a period of ten months pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

     The Partnership also had a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The interest owed on the note receivable was payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income during fiscal 1998. On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. The settlement payments have been recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended March 31, 1999.

      At March 31, 1999, the Partnership had available cash and cash equivalents of $929,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, it is expected that the Partnership will be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended March 31, 1999
---------------------------------

     The Partnership reported net income of $2,337,000 for the three months ended March 31, 1999, as compared to net income of $2,216,000 for the same period in the prior year. This increase in net income is attributable to a decrease in the Partnership's share of venture's losses and an increase in the Partnership's operating income. The decrease in the Partnership's share of venture's losses resulted from the sale of the Central Plaza property on March 3, 1998, as discussed further in the Annual Report. Therefore, there was no income or loss from joint venture operations for the quarter ended March 31, 1999, as compared to a loss of $184,000 during the same period in the prior year. The favorable change in operating income was primarily the result of a decrease in general and administrative expenses of $32,000 for the current three-month period. General and administrative expenses decreased mainly due to a reduction in certain required professional services during the current period. The decrease in the Partnership's share of venture's losses and the increase in the Partnership's operating income were partially offset by a decrease in the gains recognized on the sale of operating investment properties between the two three-month periods. The decrease represents the difference between the $2,298,000 gain realized due to the Briarwood note settlement in the current three-month period and the $2,392,000 gain realized on the sale of the Central Plaza Shopping Center during the three months ended March 31, 1998.

Six Months Ended March 31, 1999
-------------------------------

      The Partnership reported net income of $2,730,000 for the six months ended March 31, 1999, as compared to net income of $2,282,000 for the same period in the prior year. This increase in net income is attributable to an increase of $264,000 in the gains recognized on the sale of operating investment properties between the two six-month periods, a decrease of $155,000 in the Partnership's share of venture's losses and an increase of $24,000 in the Partnership's operating income. The increase in gain on sale of operating investment property represents the difference between the $2,661,000 gain realized due to the Briarwood note settlement in the current period and the $2,392,000 gain realized on the sale of the Central Plaza Shopping Center in the prior year, as discussed further above. As discussed above in the three months results, the decrease in the Partnership's share of venture's losses resulted from the sale of the Central Plaza property on March 3, 1998. The favorable change in operating income was primarily the result of a decrease in general and administrative expenses of $39,000 and a reduction in interest expense of $7,000 for the current six-month period. General and administrative expenses decreased mainly due to a reduction in certain required professional services during the current period. Interest expense declined due to the regular scheduled principal payments made on the Northeast Plaza mortgage note payable. The decreases in general and administrative expenses and interest expense were partially offset by a decrease in interest income of $22,000 for the current six-month period. Interest income decreased mainly due to the interest earned during the prior six-month period on the Central Plaza Shopping Center sale proceeds prior to the distribution to the Limited Partners, which occurred in April 1998.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
-------------------------

Mobil Oil Corporation
---------------------

     The status of the Partnership's litigation with Mobil Oil Corporation remains unchanged from what was reported in the Partnership's Annual Report on Form 10-K for the year ended September 30, 1998.

Briarwood/Gatewood Litigation
-----------------------------

     On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants have denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants have settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. As a result of the settlement, the Partnership no longer has an interest in the note receivable.

Item 2. through 5.      NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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


Date:  May 10, 1999