Form 10-Q
period 1999-06-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1999-08-16
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 1999

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

                                 BALANCE SHEETS
                June 30, 1999 and September 30, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                   June 30     September 30
                                                   -------     ------------

Operating investment property, at cost:
   Land                                           $     950    $     950
   Building and improvements                          4,088        4,088
                                                  ---------    ---------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,670)      (1,593)
                                                  ---------    ---------
      Net operating investment property               3,368        3,445

Cash and cash equivalents                               920          911
Deferred expenses, net of accumulated
   amortization                                           -           11
                                                  ---------    ---------
                                                  $   4,288    $   4,367
                                                  =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                     $       1    $       1
Accrued expenses                                         29          171
Estimated environmental remediation liability         1,000            -
Mortgage note payable in default                        999        1,124
Partners' capital                                     2,259        3,071
                                                  ---------    ---------
                                                  $   4,288    $   4,367
                                                  =========    =========











                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 1999 and 1998 (Unaudited)
                    (In thousands, except per Unit amounts)

                                  Three Months Ended      Nine Months Ended
                                       June 30,                June 30,
                                  ------------------     ------------------
                                    1999      1998         1999       1998
                                    ----      ----         ----       ----
Revenues:
   Rental revenues                $    119  $   119       $   358  $   358
   Interest income                      12      168            44      222
                                  --------  -------       -------  -------
                                       131      287           402      580

Expenses:
   Interest expense                     23       32            83       99
   Management fees                       1        1             3        3
   Depreciation expense                 26       26            77       77
   Estimated environmental
     remediation expenses            1,000        -         1,000        -
   General and administrative           38      238           127      366
                                  --------  -------       -------  -------
                                     1,088      297         1,290      545
                                  --------  -------       -------  -------
Operating income (loss)               (957)     (10)         (888)      35

Partnership's share of
   venture's losses                      -        -             -     (155)

Partnership's share of gain
   on sale of investment
   property                              -        -             -    2,392

Gain on sale of operating
  investment property                    -        -         2,661        -
                                  --------   -------      -------  -------
Net income (loss)                 $   (957)  $  (10)      $ 1,773  $ 2,272
                                  ========   ======       =======  =======

Net income (loss) per
  Limited Partnership Unit        $ (43.96)  $(0.46)      $ 81.46  $104.37
                                  ========   ======       =======  =======

Cash distributions per
  Limited Partnership Unit        $   1.31  $107.31       $119.93  $113.50
                                   ========  =======      =======  =======

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                              General           Limited
                                              Partner           Partners
                                              -------           --------

Balance at September 30, 1997                 $     33           $ 3,394
Cash distributions                                  (2)           (2,446)
Net income                                          23             2,249
                                              --------           -------
Balance at June 30, 1998                      $     54           $ 3,197
                                              ========           =======

Balance at September 30, 1998                 $     52           $ 3,019
Cash distributions                                  (1)           (2,584)
Net income                                          18             1,755
                                              --------           -------
Balance at June 30, 1999                      $     69           $ 2,190
                                              ========           =======























                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
   Net income                                             $   1,773   $   2,272
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Partnership's share of gain on sale of
       investment property                                        -      (2,392)
     Gain on sale of operating investment property           (2,661)          -
     Depreciation expense                                        77          77
     Amortization of deferred financing costs                    11          16
     Partnership's share of venture's losses                      -         155
     Changes in assets and liabilities:
      Accounts payable - affiliates                               -          (3)
      Accrued expenses                                         (142)        (23)
      Estimated environmental remediation liability           1,000           -
                                                          ---------   ---------
         Total adjustments                                   (1,715)     (2,170)
                                                          ---------   ---------
         Net cash provided by operating activities               58         102
                                                          ---------   ---------

Cash flows from investing activities:
   Distributions from joint ventures                              -       2,452
   Net proceeds from collection of mortgage
     note receivable                                          2,661           -
                                                          ---------   ---------
         Net cash provided by investing activities            2,661       2,452
                                                          ---------   ---------

Cash flows from financing activities:
   Distributions to partners                                (2,585)      (2,448)
   Principal payments on mortgage note payable                (125)        (114)
                                                          ---------   ---------
         Net cash used in financing activities              (2,710)      (2,562)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents              9          (8)

Cash and cash equivalents, beginning of period                  911         973
                                                          ---------   ---------

Cash and cash equivalents, end of period                  $     920   $     965
                                                          =========   =========

Cash paid during the period for interest                  $      72   $      83
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1999 and September 30, 1998 and revenues and expenses for the three and nine-month periods ended June 30, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      As of June 30, 1999, the Partnership has one remaining real estate asset, the wholly-owned Northeast Plaza Shopping Center (see Note 4). As discussed further in Note 3, the subordinated mortgage note receivable related to the Briarwood and Gatewood properties which were sold in fiscal 1985 was released in return for a cash settlement completed in January 1999. As discussed further in
Note 6, the Partnership continues to negotiate with the master lessee regarding a potential sale of the Northeast Plaza property. The Partnership also has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property. The sale or other disposition of the Partnership's remaining asset and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It had been contemplated that the disposition of the Partnership's remaining asset could be completed by the end of calendar year 1999. However, at the present time, in light of the current status of the Northeast Plaza sale transaction, it appears unlikely that this goal will be achieved. See Notes 5 and 6 below for a discussion of the sale transaction and certain other issues regarding the Northeast Plaza property.

2.    Related Party Transactions
      --------------------------

      Management fees earned by the Adviser for each of the nine-month periods ended June 30, 1999 and 1998 totalled $3,000. Accounts payable - affiliates at both June 30, 1999 and September 30, 1998 consist of $1,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for the nine months ended June 30, 1999 and 1998 is $56,000 and $53,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the nine months ended June 30, 1999 and 1998 is $1,000 and $3,000, respectively, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. The settlement payments have been recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

4.    Real Estate Investments
      -----------------------

      As of June 30, 1999, the Partnership directly owns one operating investment property, the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida (see Notes 5 and 6). The Partnership had no joint venture partnership investments at June 30, 1999 and 1998. On March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998.

      The Central Plaza joint venture was accounted for by using the equity method because the Partnership did not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture did not appear in the Partnership's financial statements. Condensed combined financial statements of this joint venture for the period in fiscal 1998 prior to the sale of the property follow:

                    Condensed Combined Summary of Operations
                     For the nine months ended June 30, 1998
                                 (in thousands)

                                                    Nine Months Ended
                                                      June 30, 1998
                                                      -------------

     Rental revenues and expense recoveries            $    443
     Interest and other income                                8
                                                       --------
                                                            451

     Property operating expenses                            215
     Interest expense                                       171
     Depreciation and amortization                          224
                                                       --------
                                                            610
                                                       --------
     Operating loss                                        (159)

     Gain on sale of investment property                  5,567
                                                       --------

     Net income                                        $  5,408
                                                       ========

     Net income:
      Partnership's share of net income                $  2,254
      Co-venturer's share of net income                   3,154
                                                       --------
                                                       $  5,408
                                                       ========

               Reconciliation of Partnership's Share of Operations
             For the nine months ended June 30, 1998 (in thousands)

                                                    Nine Months Ended
                                                      June 30, 1998
                                                      -------------

      Partnership's share of net income,
         as shown above                                $ 2,254
      Amortization of excess basis                         (17)
                                                       -------
      Partnership's share of venture's net income      $ 2,237
                                                       =======

      The Partnership's share of venture's net income is presented as follows in the accompanying fiscal 1998 statements of operations (in thousands):

                                                    Nine Months Ended
                                                      June 30, 1998
                                                      -------------

      Partnership's share of venture's losses          $   (155)
      Partnership's share of gain on
        sale of investment property                       2,392
                                                       --------
                                                       $  2,237
                                                       ========

5.    Mortgage Note Payable
      ---------------------

     The mortgage note payable at June 30, 1999 and September 30, 1998 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Note 6, the master-lessee has been unable to secure a commitment for financing because of an environmental issue, which resulted in the termination of the purchase agreement.

      On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 were due until maturity on March 29, 1999. While the maturity date of the existing first mortgage loan was March 29, 1999, this date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. The current lender had indicated a willingness to work with the Partnership on a further short-term loan maturity extension to accommodate the timing of a sale transaction. However, as discussed further in Note 6, in light of the most recent environmental issue at the property, the timing of a sale transaction is uncertain at the present time, and no further extensions have been granted. As a result, as of June 30, 1999 the Partnership is in default of the first mortgage agreement. There can be no assurances regarding what actions, if any, the mortgage lender will take to enforce its legal remedies in light of this default situation.

6.   Legal Proceedings and Related Contingencies
     --------------------------------------------

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

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was denied. A final judgment in favor of Mobil as to the Partnership's damage claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgment pertaining to its damage claims, and Mobil has filed a cross-appeal challenging the scope of the injunctive order.

     During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation has been stayed until mid-October 1999 pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. The Partnership has confirmed the presence of this contamination and is in the process of assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. The Partnership has accrued a liability of $1 million as of June 30, 1999 for potential costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the work performed to date by the Partnership's own environmental consultants. There can be no assurances that the actual costs incurred in connection with this situation will not be significantly higher or lower than this preliminary estimate. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

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

Liquidity and Capital Resources
-------------------------------

      As of June 30, 1999, the Partnership's only remaining real estate asset consists of the wholly-owned Northeast Plaza Shopping Center. As discussed further below, the subordinated mortgage note receivable related to the Briarwood and Gatewood properties was released in return for a cash settlement which was completed during the quarter ended March 31, 1999, and the Partnership continues to negotiate with the master lessee regarding a potential sale of the Northeast Plaza property. The Partnership also has certain litigation outstanding related to Mobil Oil Corporation's contamination of the Northeast Plaza property. The sale or other disposition of the Partnership's remaining asset and the resolution of the outstanding litigation would be followed by a liquidation of the Partnership. It had been contemplated that the disposition of the Partnership's remaining asset could be completed by the end of calendar year 1999. However, at the present time, in light of the current status of the Northeast Plaza sale transaction, as discussed further below, it appears unlikely that this goal will be achieved.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended June 30, 1999. The property's leasing team is currently working with two tenants occupying a total of 6,800 square feet on renewals of their leases. Based on current negotiations, both are expected to renew their leases. As previously reported, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and has incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one to three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was denied. A final judgment in favor of Mobil as to the Partnership's damage claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership has appealed the judgement pertaining to its damage claims, and Mobil has filed a cross-appeal challenging the scope of the injunctive order.

     During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation has been stayed until mid-October 1999 pending the resolution of this potential sale transaction. To the extent that this sale transaction is not completed, the Partnership reserves all rights against Mobil for damages under the indemnification contract with Mobil. No assurance can be given as to whether Mobil will perform its obligations under the contract or as to the outcome of any litigation against Mobil, should Mobil fail to perform its obligations.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. The Partnership has confirmed the presence of this contamination and is in the process of assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. The Partnership has accrued a liability of $1 million as of June 30, 1999 for potential costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the work performed to date by the Partnership's own environmental consultants. There can be no assurances that the actual costs incurred in connection with this situation will not be significantly higher or lower than this preliminary estimate. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center. While the maturity date of the existing first mortgage loan was March 29, 1999, this date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. The current lender had indicated a willingness to work with the Partnership on a further short-term loan maturity extension to accommodate the timing of a sale transaction. However, in light of the most recent environmental issue at the property, the timing of a sale transaction is uncertain at the present time, and no further extensions have been granted. As a result, as of June 30, 1999 the Partnership is in default of the first mortgage agreement. There can be no assurances regarding what actions, if any, the mortgage lender will take to enforce its legal remedies in light of this default situation.

      The Partnership also had a note receivable that it received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The interest owed on the note receivable was payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income during fiscal 1998. On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. The settlement payments have been recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended June 30, 1999.

      At June 30, 1999, the Partnership had available cash and cash equivalents of $920,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, it is possible, although not likely, that the Partnership may be liquidated prior to the end of calendar year 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended June 30, 1999
--------------------------------

      The Partnership reported a net loss of $957,000 for the three months ended June 30, 1999, as compared to a net loss of $10,000 for the same period in the prior year. This increase in net loss was primarily attributable to the $1 million accrual made by the Partnership in the current period for potential costs associated with the most recent contamination issue at the Northeast Plaza Shopping Center, as described further above. There was also a decrease of $156,000 in interest income due to the interest earned during the prior year on the Central Plaza Shopping Center sale proceeds prior to the distribution to the Limited Partners which occurred in April 1998. These unfavorable changes in the Partnership's net operating results were partially offset by a decline of $200,000 in general and administrative expenses for the current three-month period. The reduction in general and administrative expenses was mainly due to additional legal fees incurred in the prior period in connection with the Mobil Oil litigation discussed further above.

Nine Months Ended June 30, 1999
-------------------------------

      The Partnership reported net income of $1,773,000 for the nine months ended June 30, 1999, as compared to net income of $2,272,000 for the same period in the prior year. This $499,000 decrease in net income was mainly due to a $923,000 unfavorable change in the Partnership's operating income (loss). The unfavorable change in operating income (loss) was primarily the result of the $1 million accrual made by the Partnership in the current period for potential costs associated with the most recent contamination issue at the Northeast Plaza Shopping Center, as described further above. In addition, interest income decreased by $178,000 for the current nine-month period. Interest income decreased mainly due to the interest earned during the prior nine-month period on the Central Plaza Shopping Center sale proceeds prior to the distribution to the Limited Partners which occurred in April 1998. The unfavorable changes in the Partnership's operating income (loss) were partially offset by a $239,000 reduction in general and administrative expenses for the current nine-month period. The reduction in general and administrative expenses was mainly due to additional legal fees incurred in the prior period in connection with the Mobil Oil litigation discussed further above.

      A $269,000 increase in gain realized from the sale of operating investment property and a $155,000 decrease in the Partnership's share of venture's losses partially offset the unfavorable change in operating income (loss) for the current nine-month period. The increase in gain on sale of operating investment property represents the difference between the $2,661,000 gain realized due to the Briarwood note settlement in the current period and the $2,392,000 gain realized on the sale of the Central Plaza Shopping Center in the prior year, as discussed further above. The decrease in the Partnership's share of venture's losses resulted from the sale of the Central Plaza property on March 3, 1998, as discussed further in the Annual Report. As a result, there was no income or loss from joint venture operations for the nine months ended June 30, 1999.

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

Briarwood/Gatewood Litigation
-----------------------------

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. As a result of the settlement, the Partnership no longer has an interest in the note receivable.

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


Date:  August 16, 1999