Form 10-K405
period 1999-09-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 1999-12-29
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
December 3, 1980, as supplemented

                 PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                       1999 FORM 10-K

                                     TABLE OF CONTENTS

                                                                        Page
                                                                        ----
Part   I

Item  1           Business                                               I-1

Item  2           Properties                                             I-4

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

Item  7A          Market Risk Disclosures                                II-7


Item  8           Financial Statements and Supplementary Data            II-7

Item  9           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    II-7

Part III

Item 10           Directors and Principal Executive Officers of the
                  Partnership                                            III-1

Item 11           Executive Compensation                                 III-2

Item 12           Security Ownership of Certain Beneficial Owners and
                  Management                                             III-2

Item 13           Certain Relationships and Related Transactions         III-3

Part  IV

Item 14           Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                            IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-25

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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties. As discussed below, through September 30, 1999 four of the operating properties had been sold, and the Partnership sold its interest in another joint venture to its co-venture partner during fiscal 1997. As of September 30, 1999, the Partnership owned directly the property set forth in the following table:

Name of Joint Venture                                    Date of
Name and Type of Property                                Acquisition of              Type of
Location                                    Size         Interest                    Ownership (1)
-------------------------------------       ----         ----------                  ----------------

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

      Through September 30, 1999, the Limited Partners had received cumulative cash distributions totalling approximately $39,398,000, or approximately $1,856 per original $1,000 investment for the Partnership's earliest investors. Of these total distributions, approximately $7,516,000, or $348.75 per original $1,000 investment, represents proceeds from the sale of the Briarwood and Gatewood Apartments in fiscal 1985; approximately $108,000, or $5 per original $1,000 investment, represents proceeds from the fiscal 1986 repayment of an additional investment that was made in Northeast Plaza; approximately $5,517,000, or $256 per original $1,000 investment, represents proceeds from the sale of the Camelot Apartments in fiscal 1996; approximately $6,147,000, or $285.25 per original $1,000 investment, represents proceeds from the sale of the Partnership's interest in the Pine Trail Shopping Center during fiscal 1997; approximately $2,284,000, or $106.00 per original $1,000 investment, represents proceeds from the sale of the Central Plaza Shopping Center during fiscal 1998; and approximately $2,500,000, or $116 per original $1,000 investment, represents the proceeds from the assignment of the subordinated mortgage note received as part of the December 1984 sale of Briarwood and Gatewood apartment properties in February 1999. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions has been sheltered from current taxable income. In addition to returning 100% of the Limited Partners' original invested capital from the capital transactions completed to date, the Partnership retains its ownership interest in one of its six original investment properties and continues to make quarterly distributions of $1.31 per original $1,000 Unit. The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of its remaining investment. The amount of such proceeds will ultimately depend upon the value of the underlying investment property at the time of its final disposition, which cannot be determined with certainty at the present time.

      As discussed further in Item 7 and the notes to the financial statements accompanying this Annual Report, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation ("Mobil") has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership subsequently began the process of appealing the judgment pertaining to its damages claims, and Mobil filed a cross-appeal challenging the scope of the injunctive order. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. Subsequent to the year ended September 30, 1999, the Partnership decided not to pursue the appeal of its damages claims against Mobil. Mobil also agreed to drop its cross-appeal related to the scope of the injunctive order, and the cleanup is expected to proceed as set forth in the court order.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. The Partnership has confirmed the presence of this contamination and is in the process of assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the work performed to date by the Partnership's own environmental consultants. This represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consultation with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

      The maturity date of the existing first mortgage loan secured by the property was March 29, 1999. The maturity date was extended by the lender in February 1999 to June 29, 1999 and subsequently extended again to December 15, 1999 to allow the master-lessee to complete its planned acquisition of the Partnership's interest in the property. The current lender has indicated a willingness to work with the Partnership on a further short-term extension of the maturity date to accommodate the timing of a sale transaction. However, as discussed further in Item 7, in light of the most recent environmental issue at the property, the timing of a sale transaction is uncertain at the present time, and no further formal extension has been granted. As a result, as of December 15, 1999 the Partnership is in default of the first mortgage agreement. There can be no assurances regarding what actions, if any, the mortgage lender will take to enforce its legal remedies in light of this default situation.

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

Item 2.  Properties

      As of September 30, 1999, the Partnership owned one property directly. Such property is referred to under Item 1 above to which reference is made for the name, location and description of the property.

      Occupancy figures for each fiscal quarter during 1999, along with an average for the year, are presented below for the property:

                                            Percent Leased At
                                   -----------------------------------------------------
                                                                            Fiscal 1999
                                   12/31/98   3/31/99    6/30/99   9/30/99  Average
                                   --------   -------    -------   -------  -------

Northeast Plaza Shopping Center      100%      100%       100%       100%     100%



Item 3.  Legal Proceedings

Mobil Oil Corporation Litigation
--------------------------------

      As discussed further in Item 7, during fiscal 1993 the Partnership filed suit against Mobil Oil Corporation because of Mobil's failure to compensate the Partnership under the terms of an indemnification agreement between the parties related to the soil and ground water contamination affecting the Partnership's Northeast Plaza Shopping Center investment. Management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection,
which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action was for substantially all of the same claims and utilized the substantial discovery and trial preparation work already completed for the Federal case. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The Partnership sought judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper.

     A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership subsequently began the process of appealing the judgment pertaining to its damages claims and Mobil filed a cross-appeal challenging the scope of the injunctive order. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Item 7, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. Subsequent to the year ended September 30, 1999, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the negotiation and execution of a definitive settlement agreement.

Briarwood/Gatewood Litigation
-----------------------------

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was paid on January 29, 1999.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At September 30, 1999, there were 1,499 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1999.

Item 6.  Selected Financial Data

                  Paine Webber Income Properties Three Limited Partnership
                  --------------------------------------------------------
                            (In thousands, except per Unit data)

                                           Years Ended September 30,
                                 ---------------------------------------------------
                                   1999       1998       1997       1996       1995
                                   ----       ----       ----       ----       ----

Revenues                         $   534    $   714    $   579     $   562    $   492

Operating loss                   $  (913)   $  (116)   $  (130)    $   (80)   $  (246)

Partnership's share
of ventures' income (loss)             -    $  (155)   $   403     $   696    $   510

Gain on sale of joint
  venture interest                     -          -    $ 3,565           -          -

Partnership's share of gain
  on sale of operating
  investment property                  -    $ 2,391          -     $ 5,926          -

Gain on sale of operating
   investment property           $ 2,661          -          -           -          -

Net income                       $ 1,748    $ 2,120    $ 3,838     $ 6,542    $   264

Per Limited Partnership Unit:
   Net income                    $ 80.30    $ 97.41    $176.32     $300.56    $ 12.14

   Cash distributions from
     operations                  $  5.24    $  8.81    $ 19.52     $ 19.40    $ 19.40

   Cash distributions from
     sale transactions           $116.00    $106.00    $285.25     $256.00          -

Total assets                     $ 4,152    $ 4,367    $ 4,767     $ 7,645    $ 7,151

Mortgage note payable            $   967    $ 1,124    $ 1,278     $ 1,420    $ 1,549


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered limited partnership interests to the public from December 1980 to December 1981 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $21,550,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $18,802,000 was originally invested in six operating investment properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1999, the three multi-family apartment properties have been sold, the Partnership sold its interest in one of the retail shopping centers to its co-venture partner during fiscal 1997, and another retail shopping center was sold to an unrelated third party during fiscal 1998. The one remaining retail property is owned directly and is subject to a master lease. As discussed further below, during fiscal 1999 the Partnership reached a settlement agreement which resulted in the assignment to the borrower of a subordinated mortgage note receivable position related to two of the multi-family properties which were sold in fiscal 1985. At the present time, the Partnership does not have any commitments for additional capital expenditures or investments but may be called upon to advance funds related to its remaining investment to pay for its share of certain required capital improvement and/or environmental remediation expenses.

      During fiscal 1999, the Partnership settled the note receivable that it had received as a portion of the proceeds from the sale of its interest in the Briarwood joint venture in fiscal 1985. The interest owed on the note receivable was payable only to the extent of net cash flow from the properties securing the note, as defined in the note agreement. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income on the accompanying fiscal 1998 statement of operations. On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was paid on January 29, 1999. The settlement payments were recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

      With the settlement of the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties, the Partnership's remaining asset consists of the wholly-owned Northeast Plaza Shopping Center in Sarasota, Florida. The Partnership's goal during fiscal 1999 was to pursue a disposition strategy for its investment in Northeast Plaza which would enable the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail further below, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      As previously reported, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership subsequently began the process of appealing the judgement pertaining to its damages claims, and Mobil filed a cross-appeal challenging the scope of the injunctive order.

     During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. Subsequent to the year ended September 30, 1999, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the negotiation and execution of a definitive settlement agreement.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. The Partnership has confirmed the presence of this contamination and is in the process of assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. While the Partnership believes that the cleanup costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to begin the cleanup process in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the work performed to date by the Partnership's own environmental consultants. Through September 30, 1999, the Partnership had incurred actual legal and environmental testing expenses of $79,000 in connection with this situation. The remaining balance of the accrued liability of $921,000 is included in the balance of accrued expenses on the accompanying balance sheet. This amount represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consulting with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

     The maturity date of the existing first mortgage loan secured by the property was March 29, 1999. The maturity date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrued at a rate of 18% on the unpaid principal balance of approximately
$997,000. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. The current lender has indicated a willingness to work with the Partnership on a further short-term extension of the maturity date to accommodate the timing of a sale transaction. However, in light of the most recent environmental issue at the property, the timing of a sale transaction is uncertain at the present time, and no further formal extension has been granted. As a result, as of December 15, 1999 the Partnership is in default of the first mortgage agreement. Management is negotiating a forbearance agreement with the lender which would have terms similar to that which expired on December 15, 1999. While a final agreement has not been reached, management expects that the forbearance period will extend at least six months, and possibly as long as nine months, from the expiration of the prior forbearance agreement. Such agreement is subject to final negotiation and the execution of definitive documents. Therefore, there can be no assurances regarding what actions, if any, the mortgage lender will take to enforce its legal remedies in light of the current default situation. As noted above, management still hopes to complete a sale of the Northeast Plaza property in the near term once a formal remediation plan has been developed and approved to address the environmental problem. Management intends to take all reasonable steps to continue to hold the property until such time as a sale transaction can be consummated.

      The occupancy level at Northeast Plaza remained at 100% for the year ended September 30, 1999. The focus of the property's leasing team during fiscal 1999 was the renewal of the leases with five tenants occupying 37,300 square feet that were scheduled to expire during fiscal 1999. All five tenants have renewed their leases. One of these tenants was one of the center's two anchor tenants which has a 25,600 square foot lease that expired in January of 1999. This tenant exercised one of its two five-year options and renewed its lease with a 10% increase in the rental rate. A second tenant, which operates a 6,500 square foot discount retail store, exercised an option and renewed its lease for five years at a slightly increased rental rate. Additionally, a 1,200 square foot bookstore and a 1,600 square foot hair salon signed one-year lease extensions. During the fourth quarter of fiscal 1999, leases with two tenants occupying a total of 6,800 square feet were renewed. The property's leasing team is working with four tenants occupying a total of 5,600 square feet on renewals of their leases which expire within the next twelve months. Based on current negotiations, all four tenants are expected to renew their leases.

      At September 30, 1999, the Partnership had available cash and cash equivalents of $809,000. Such cash and cash equivalents will be used for working capital requirements and distributions to the partners. The source of future liquidity and distributions to the partners is expected to be through cash generated from the operations of the Partnership's income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated in the near term. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1999 Compared to 1998
---------------------

      The Partnership's net income decreased by $372,000 during fiscal 1999, when compared to the prior year. This decrease in net income was mainly due to an increase of $797,000 in the Partnership's operating loss. This increase in the Partnership's operating loss was primarily the result of an increase in general and administrative expenses due to the $1 million accrual made by the Partnership in fiscal 1999 for potential costs associated with the most recent contamination issue at the Northeast Plaza Shopping Center, as described further above. Overall general and administrative expenses increased by only $624,000 in fiscal 1999, despite this $1 million accrual, mainly due to a reduction in legal fees associated with the Mobil litigation referred to above. In addition, interest income decreased by $180,000 for fiscal 1999, due to the interest earned during the prior year on the Central Plaza Shopping Center sale proceeds prior to the distribution to the Limited Partners which occurred in April 1998.

      A $270,000 increase in gains realized from the sales of operating investment properties and a $155,000 decrease in the Partnership's share of venture's losses partially offset the unfavorable change in operating loss for fiscal 1999. The increase in gains on sales of operating investment properties represents the difference between the $2,661,000 gain realized due to the Briarwood note settlement in fiscal 1999, as discussed further above, and the $2,391,000 gain realized on the sale of the Central Plaza Shopping Center in fiscal 1998. The decrease in the Partnership's share of venture's losses resulted from the sale of the Central Plaza property on March 3, 1998, as discussed further in the Annual Report. As a result, there was no income or loss from joint venture operations for the year ended September 30, 1999.

1998 Compared to 1997
---------------------

      The Partnership's net income decreased by $1,718,000 during fiscal 1998, when compared to the prior year. The decrease in the Partnership's net income for fiscal 1998 was primarily the result of the Partnership's share of the gain from the sale of its interest in the Pine Trail joint venture in fiscal 1997, which totalled $3,565,000. During fiscal 1998, the Partnership realized a gain of $2,391,000 from the sale of the Central Plaza Shopping Center. In addition to this decrease in gain realized from sales of $1,174,000, an unfavorable change in the Partnership's share of ventures' income (loss) of $558,000 also contributed to the decline in net income for fiscal 1998. The Partnership reported a loss from its share of ventures' operations of $155,000 during the year ended September 30, 1998 as compared to income of $403,000 during the prior year. This unfavorable change was mainly due to the inclusion of the operating results of the Pine Trail joint venture in the fiscal 1997 results. The Partnership sold its interest in Pine Trail in August of 1997. As a result, the fiscal 1998 results reflect only the net operating losses of the Central Plaza joint venture prior to the sale of the property on March 3, 1998.

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

1997 Compared to 1996
---------------------

      The Partnership's net income decreased by $2,704,000 during fiscal 1997, when compared to the prior year. The decrease in the Partnership's net income for fiscal 1997 was primarily the result of the Partnership's share of the gain from the sale of the Camelot Apartments in fiscal 1996, which totalled $5,926,000. During fiscal 1997, the Partnership realized a gain of $3,565,000 from the sale of its interest in the Pine Trail joint venture. In addition, the Partnership's share of ventures' income decreased by $293,000 when compared to fiscal 1996. The Partnership's share of ventures' income decreased due, in part, to the $151,000 of income allocated to the Partnership from the operations of the Camelot Apartments in fiscal 1996 prior to the sale of that property. In addition, the Partnership's share of the net income from the Central Plaza joint venture decreased by $182,000 in fiscal 1997 primarily due to the method of allocating income between the venture partners in accordance with the joint venture agreement. Income was allocated between the venture partners in proportion to the cash distributions received during the year. During fiscal 1996, the Partnership received 100% of the distributions, whereas in fiscal 1997 the distributable cash was split between the Partnership and the co-venturer in a ratio of approximately 56% and 44%, respectively. The Partnership's share of net income from the Pine Trail joint venture increased by $35,000 in fiscal 1997, despite not owning the interest for the last two months of the year, mainly as a result of a decrease in depreciation expense due to some assets which had become fully depreciated during fiscal 1996.

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

      The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at the property that it believes will involve any expenditure which would be material to the Partnership. However, there can be no assurance that any non-compliance, liability or claim will not arise in the future. As discussed further above, the Partnership did become aware in fiscal 1999 of an environmental problem at Northeast Plaza related to the operation of dry cleaning equipment at the Center. The Partnership has accrued a liability for the estimated legal and environmental testing and remediation costs expected to be incurred in connection with this situation. As noted above, however, there are no assurances that this estimate will not change materially in the near term as further information becomes available.

      Competition. The financial performance of the Partnership's remaining real estate investment, which is a retail shopping center, will be significantly impacted by the competition from comparable properties in its local market area. The occupancy level and rental rates achievable at the property are largely a function of supply and demand in the market. The retail segment of the real estate market in general continues to suffer to some extent from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market value of the Partnership's investment property in the future.

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

Inflation
---------

      The Partnership completed its eighteenth full year of operations in fiscal 1999 and the effects of inflation and changes in prices on revenues and expenses to date have not been significant.

      Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment property. The master lease on the Partnership's wholly-owned retail shopping center requires the lessee to pay all of the expenses associated with operating the property and includes a contingent rent provision based on increases in the property's operating revenues above certain base-year expense levels, as adjusted for inflation. Increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses caused by future inflation.

Item 7A.  Market Risk Disclosures
---------------------------------

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents and a mortgage note payable. The cash equivalents are invested exclusively in short-term money market instruments and the long-term debt consists exclusively of a fixed rate obligation. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts, and due to the Partnership's expected near-term liquidation, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.

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

      (a) and (b) The names and ages of the directors and principal executive officers of the General Partner of the Partnership are as follows:
                                                                    Date elected
      Name                      Office                      Age     to Office
      ----                      ------                      ---     ---------

Bruce J. Rubin          President and Director              40      8/22/96
Terrence E. Fancher     Director                            46      10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer       52      10/29/85
David F. Brooks         First Vice President and
                          Assistant Treasurer               57      6/13/80*
Thomas W. Boland        Vice President and Controller       37      12/1/91

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

     Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1999, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

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

     Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $4,000 for the year ended September 30, 1999. No incentive management fees were earned during the year ended September 30, 1999.

     An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1999 is $74,000, representing reimbursements to this affiliate for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1999.


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

                                    PAINE WEBBER INCOME PROPERTIES
                                    THREE LIMITED PARTNERSHIP



                                    By:  Third Income Properties, Inc.
                                         -----------------------------
                                         General Partner



                                    By:  /s/ Bruce J. Rubin
                                         -------------------
                                         Bruce J. Rubin
                                         President and Chief Executive Officer



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

Dated:  December 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.




By:/s/ Bruce J. Rubin                           Date:  December 29, 1999
   -----------------------                             -----------------
   Bruce J. Rubin
   Director



By:/s/ Terrence E. Fancher                      Date:  December 29, 1999
   -----------------------                             -----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                 Item 14(a)(3)

               PAINE WEBBER PROPERTIES THREE LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS

                                                              Page Number in the Report
Exhibit No.         Description of Document                   or Other Reference
-----------         -----------------------                   -------------------------

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


(13)                Annual Reports to Limited Partners        No Annual Report for the year
                                                              ended September 30, 1999 has  been
                                                              sent to the Limited Partners.
                                                              An Annual Report will be sent to
                                                              the Limited Partners subsequent to
                                                              this filing.


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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Three Limited Partnership:

    Report of independent auditors - Ernst & Young LLP                  F-2

    Balance sheets at September 30, 1999 and 1998                       F-3

    Statements of income for the years ended September 30, 1999,
    1998 and 1997                                                       F-4

    Statements of changes in partners' capital for the years ended
    September 30, 1999, 1998 and 1997                                   F-5

    Statements of cash flows for the years ended September 30, 1999,
    1998 and 1997                                                       F-6

    Notes to financial statements                                       F-7

    Schedule III - Real Estate and Accumulated Depreciation             F-17

Combined Joint Ventures of PaineWebber Income Properties Three Limited
Partnership

    Report of independent auditors - Ernst & Young LLP                  F-18

    Combined balance sheet as of September 30, 1997                     F-19

    Combined statements of income and changes in venturers' capital (deficit) for the period October 1, 1997 through March 3, 1998
    and the year ended September 30, 1997                               F-20

    Combined  statements  of cash flows for the period  October 1, 1997
    through  March 3, 1998 and the year ended September 30, 1997        F-21

    Notes to combined financial statements                              F-22


    Other schedules have been omitted since the required information is not applicable, or because the information required is included in the financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Partners of
Paine Webber Income Properties Three Limited Partnership:

    We have audited the accompanying balance sheets of Paine Webber Income Properties Three Limited Partnership as of September 30, 1999 and 1998, and the related statements of income, changes in partners' capital, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Three Limited Partnership at September 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                /s/ Ernst & Young LLP
                                    -----------------
                                    ERNST & YOUNG LLP







Boston, Massachusetts
December 15, 1999

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 1999 and 1998
                     (In thousands, except per Unit amounts)

                                     ASSETS
                                                      1999           1998
                                                      ----           ----

Operating investment property, at cost:
   Land                                           $      950      $     950
   Building and improvements                           4,088          4,088
                                                  ----------      ---------
                                                       5,038          5,038
   Less accumulated depreciation                      (1,695)        (1,593)
                                                  ----------       --------
      Net operating investment property                3,343          3,445

Cash and cash equivalents                                809            911
Deferred expenses, net of accumulated
  amortization of $95 in 1998                              -             11
Note and interest receivable, net                          -              -
                                                  ----------      ---------
                                                  $    4,152      $   4,367
                                                  ==========      =========

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable - affiliates                     $        1      $       1
Accrued expenses                                         979            171
Mortgage note payable in default                         967          1,124
                                                  ----------      ---------
      Total liabilities                                1,947          1,296


Partners' capital:
  General Partner:
   Capital contribution                                    1              1
   Cumulative net income                                 222            205
   Cumulative cash distributions                        (155)          (154)

  Limited Partners ($1,000 per Unit; 21,550
     Units issued):
   Capital contributions, net of offering costs       19,397         19,397
   Cumulative net income                              22,138         20,407
   Cumulative cash distributions                     (39,398)       (36,785)
                                                  ----------     ----------
      Total partners' capital                          2,205          3,071
                                                  ----------     ----------
                                                  $    4,152     $    4,367
                                                  ==========     ==========












                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
              For the years ended September 30, 1999, 1998 and 1997
                     (In thousands, except per Unit amounts)


                                          1999        1998         1997
                                          ----        ----         ----
Revenues:
   Rental revenues                     $     478   $     478     $     478
   Interest and other income                  56         236           101
                                       ---------   ---------     ---------
                                             534         714           579

Expenses:
   Interest expense                          123         130           143
   Management fees                             4           4            17
   Depreciation expense                      102         102           102
   General and administrative              1,218         594           447
                                       ---------   ---------     ---------
                                           1,447         830           709
                                       ---------   ---------     ---------

Operating loss                              (913)       (116)         (130)

Partnership's share of ventures'
   income (loss)                               -        (155)          403

Gain on sale of joint venture interest
  (net of write-off of unamortized
  excess basis of $50 in 1997)                 -           -         3,565

Partnership's share of gain on sale of
  operating investment property (net
  of write-off of unamortized excess
  basis of $19 in 1998)                        -       2,391             -

Gain on sale of operating investment
  property                                 2,661           -             -
                                       ---------   ---------     ---------

Net income                             $   1,748   $   2,120     $   3,838
                                       =========   =========     =========


Net income per Limited
  Partnership Unit                     $   80.30   $   97.41     $  176.32
                                       =========   =========     =========

Cash distributions per Limited
  Partnership Unit                     $  121.24   $  114.81     $  304.77
                                       =========   =========     =========


      The above net income and cash distributions per Limited Partnership Unit are based upon the 21,550 Limited Partnership Units outstanding during each year.










                                  See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended September 30, 1999, 1998 and 1997
                                 (In thousands)

                                         General     Limited
                                         Partner     Partners       Total
                                         -------     --------       -----

Balance at September 30, 1996            $    -      $ 6,161        $ 6,161

Cash distributions                           (5)      (6,567)        (6,572)

Net income                                   38        3,800          3,838
                                         ------      -------        -------

Balance at September 30, 1997                33        3,394          3,427

Cash distributions                           (2)      (2,474)        (2,476)

Net income                                   21        2,099          2,120
                                         ------      -------        -------

Balance at September 30, 1998                52        3,019          3,071

Cash distributions                           (1)      (2,613)        (2,614)

Net income                                   17        1,731          1,748
                                         ------      -------        -------

Balance at September 30, 1999            $   68      $ 2,137        $ 2,205
                                         ======      =======        =======


























                                  See accompanying notes.


            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                            1999        1998        1997
                                                            ----        ----        ----


Cash flows from operating activities:
   Net income                                               $  1,748   $   2,120    $  3,838
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation                                               102         102         102
      Amortization of deferred financing costs                    11          21          21
      Partnership's share of ventures' income (loss)               -         155        (403)
      Gain on sale of joint venture interest                       -           -      (3,565)
      Partnership's share of gain on sale
        of operating investment property                           -      (2,391)          -
      Gain on sale of operating investment property           (2,661)          -           -
      Changes in assets and liabilities:
         Accounts receivable                                       -           -          99
         Accounts payable - affiliates                             -          (3)          -
         Accrued expenses                                        808         113          (2)
                                                            --------   ---------    --------
           Total adjustments                                  (1,740)     (2,003)     (3,748)
                                                            --------   ---------    --------
           Net cash provided by operating activities               8         117          90
                                                            --------   ---------    --------

Cash flows from investing activities:
   Proceeds from sale of joint venture interest                    -           -       6,150
   Distributions from joint ventures                               -       2,451         447
   Net proceeds from collection of mortgage note receivable    2,661           -           -
                                                            --------   ---------    --------
           Net cash provided by investing activities           2,661       2,451       6,597
                                                            --------   ---------    --------

Cash flows from financing activities:
   Distributions to partners                                  (2,614)     (2,476)     (6,572)
   Principal payments on mortgage note payable                  (157)       (154)       (142)
                                                            --------   ---------    --------
           Net cash used in financing activities              (2,771)     (2,630)     (6,714)
                                                            --------   ---------    --------

Net decrease in cash and cash equivalents                       (102)        (62)        (27)

Cash and cash equivalents, beginning of year                     911         973       1,000
                                                            --------   ---------    --------

Cash and cash equivalents, end of year                      $    809   $     911    $    973
                                                            ========   =========    ========

Cash paid during the year for interest                      $    112   $     109    $    122
                                                            ========   =========    ========









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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 1999, the three multi-family apartment properties have been sold, the Partnership's interest in one of the retail shopping centers was sold in fiscal 1997, and another retail shopping center was sold during fiscal 1998 (see Note 5). The remaining retail property is owned directly and is subject to a master lease.

      With the settlement achieved in fiscal 1999 of the subordinated mortgage note receivable position related to the Briarwood and Gatewood properties which were sold in fiscal 1985 (see Note 6), the Partnership's remaining asset consists of the wholly-owned Northeast Plaza Shopping Center (see Note 4). The Partnership's goal during fiscal 1999 was to pursue a disposition strategy for its investment in Northeast Plaza which would enable the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail in Notes 4 and 8, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1999 and 1998 and revenues and expenses for each of the three years in the period ended September 30, 1999. Actual results could differ from the estimates and assumptions used.

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

      The Partnership deferred a portion of the gain on the sale of the Briarwood Joint Venture property in fiscal 1985 using the cost recovery method. The portion of the remaining gain to be recognized was represented by a note and accrued interest receivable as of September 30, 1998. The note and accrued interest receivable have been netted against the deferred gain on the accompanying balance sheet. The Partnership settled the note and interest receivable during fiscal 1999 and recognized a gain of $2,661,000 (see Note 6).

      The Partnership carries its operating investment property at cost, reduced by accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted in fiscal 1997. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on the operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. The Partnership has assessed the future cash flows expected from the Northeast Plaza property, net of the expected environmental remediation costs, in light of the environmental problem discussed further in
Note 8. Based on such assessment, the Partnership does not believe that this asset is impaired as of September 30, 1999. The Partnership will continue to reassess the potential impairment of this asset in light of any future changes to the estimate of environmental remediation costs. Depreciation on the operating investment property has been provided on the straight-line method based upon an estimated useful life of 40 years for the building and improvements.

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

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these cash and cash equivalents approximates their fair value as of September 30, 1999 and 1998 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of SFAS 107. Information regarding the fair value of the Partnership's mortgage note payable is provided in Note 7.

      No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. The principal differences between the Partnership's accounting for federal income tax purposes and the accompanying financial statements prepared in accordance with generally accepted accounting principals relate to the methods used to calculate depreciation expense on the wholly-owned operating investment property and the accrual of interest income on the mortgage loan receivable for tax purposes.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser earns a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a non-cumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. The Adviser earned basic management fees of $4,000 for both of the years ended September 30, 1999 and 1998 and $17,000 for the year ended September 30, 1997. No incentive management fees were earned during the three-year period ended September 30, 1999. Accounts payable - affiliates at both September 30, 1999 and 1998 consists of management fees payable to the Adviser of $1,000.

      Included in general and administrative expenses for the years ended September 30, 1999, 1998 and 1997 is $74,000, $71,000 and $67,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $5,000 and $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 1999, 1998 and 1997, respectively.

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

      At the time of the original purchase of the shopping center, the Partnership entered into a lease agreement with the seller of the property for the operation and management of the property. The lease has an initial term of 30 years and two 5-year renewal options. This master lease agreement has been classified as an operating lease and, therefore, rental income is reported when earned. Under the terms of the agreement, the Partnership receives annual basic rent of $435,000. The Partnership also receives contingent rent equal to the greater of (a) approximately 47.5% of annual increases to gross rental income over a specified base amount or (b) $43,000 annually. The agreement provides specifically that the manager pay all costs of operating the shopping center and all annual taxes, insurance and administrative expenses. The manager is further required to pay for all costs of repair and replacement required in connection with the shopping center. Minimum lease payments under the initial term of the lease agreement, including the minimum amount of contingent rent, amount to $478,000 in each year.

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

5.  Joint Venture Partnerships
    --------------------------

      As of September 30, 1999 and 1998, the Partnership had no joint venture partnership investments. As discussed further below, on March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. On August 1, 1997, the Partnership sold its interest in the Pine Trail Shopping Center to its joint venture partner for a net price of $6,150,000.

      The joint ventures were accounted for by using the equity method because the Partnership did not have a voting control interest in the ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures did not appear in the Partnership's financial statements. Condensed combined summary of operations of these joint ventures for fiscal 1998 and 1997 (through the dates of the sales) follow.

                    Condensed Combined Summary of Operations
            For the period October 1, 1997 through March 3, 1998 and
                        the year ended September 30, 1997
                                 (in thousands)
                                                            1998        1997
                                                            ----        ----
   Revenues:
     Rental revenues and expense recoveries               $   444     $ 3,232
     Interest income                                            8          25
                                                          -------     -------
                                                              452       3,257
   Expenses:
     Property operating expenses                              202       1,121
     Depreciation and amortization                            221         284
     Interest expense                                         182       1,179
                                                          -------     -------
                                                              605       2,584

   Operating income (loss)                                   (153)        673

   Gain on sale of operating investment property            5,567           -
                                                          -------     -------

   Net income                                             $ 5,414     $   673
                                                          =======     =======

   Net income:
     Partnership's share of combined income               $ 2,259     $   405
     Co-venturers' share of combined income                 3,155         268
                                                          -------     -------
                                                          $ 5,414     $   673
                                                          =======     =======

                 Reconciliation of Partnership's Share of Income

                                                            1998        1997
                                                            ----        ----

   Partnership's share of income, as shown above          $ 2,259     $   405
   Amortization of excess basis                               (23)         (2)
                                                          -------     -------
   Partnership's share of ventures' net income            $ 2,236     $   403
                                                          =======     =======

   The Partnership's share of ventures' net income is presented as follows in the statements of operations (in thousands):
                                                            1998        1997
                                                            ----        ----

        Partnership share of ventures' income (loss) $ (155) $ 403 Partnership's share of gain on sale
          of operating investment property                  2,391           -
                                                          -------     -------
                                                          $ 2,236     $   403
                                                          =======     =======

      The Partnership received cash distributions from the joint ventures as set forth below:

                                                            1998        1997
                                                            ----        ----

        Boyer Lubbock Associates                          $ 2,451     $   172
        Pine Trail Partnership                                  -         275
                                                          -------     -------
           Total                                          $ 2,451     $   447
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

      The joint venture had entered into a property management contract with an affiliate of the co-venturer cancellable at the option of the Partnership upon the occurrence of certain events. The contract provided for a management fee equal to 4% of gross rents collected. For the ten months ended July 31, 1997, the property manager earned fees of $63,000. In addition, the property manager was entitled to leasing commissions at prevailing market rates. Leasing commissions earned by the property manager were $18,000 for the ten months ended July 31, 1997.

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

      The Central Plaza property was co-managed by an affiliate of the co-venturer and an unrelated third party. For the period from October 1, 1997 through the date of sale (March 3, 1998) and for the year ended September 30, 1997, the affiliate of the co-venturer earned fees of $16,000 and $38,000, respectively.

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

      The principal amount of the note receivable of $3,445,000 was to bear interest at 9% annually and was subordinated to a first mortgage. Interest and principal payments on the note were payable only to the extent of net cash flow from the properties sold, as defined in the sale documents. Any interest not received was to accrue additional interest of 9% per annum. The Partnership's policy was to defer recognition of all interest income on the note until collected, due to the uncertainty of its collectibility. Until the quarter ended June 30, 1998, the Partnership had not received any interest payments since the inception of the note. During the quarter ended June 30, 1998, the Partnership received $149,000 from the borrower which was recorded as interest income on the accompanying statement of operations for fiscal 1998. Per the terms of the note agreement, accrued interest receivable as of December 30, 1998 would have been approximately $8,112,000.

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with the note receivable obtained by the Partnership in connection with the 1984 sale of its interest in the Briarwood joint venture (which owned the Briarwood and Gatewood properties). The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties have exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. The settlement payments were recognized as deferred gains on the sale of the Briarwood and Gatewood properties, in keeping with the originally expected accounting for the principal balance of the note, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

7.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at September 30, 1999 and 1998 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Note 8, the master-lessee has been unable to secure a commitment for financing because of an environmental issue, which resulted in the termination of the purchase agreement.

     On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, had a term of five years and bore interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 were due until maturity on March 29, 1999. While the maturity date of the existing first mortgage loan was March 29, 1999, this date was extended by the lender to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the
Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrued at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. The current lender has indicated a willingness to work with the Partnership on a further short-term extension of the maturity date to accommodate the timing of a sale transaction. However, as discussed further in Note 8, in light of the most recent environmental issue at the property, the timing of a sale transaction is uncertain at the present time, and no further formal extension has been granted. As a result, as of December 15, 1999 the Partnership is in default of the first mortgage agreement. Management is negotiating a forbearance agreement with the lender which would have terms similar to that which expired on December 15, 1999. While a final agreement has not been reached, management expects that the forbearance period will extend at least six months, and possibly as long as nine months, from the expiration of the prior forbearance agreement. Such agreement is subject to final negotiation and the execution of definitive documents. Therefore, there can be no assurances regarding what actions, if any, the mortgage lender will take to enforce its legal remedies in light of the current default situation. As noted above, management still hopes to complete a sale of the Northeast Plaza property in the near term once a formal remediation plan has been developed and approved to address the environmental problem. Management intends to take all reasonable steps to continue to hold the property until such time as a sale transaction can be consummated. It is impracticable for the Partnership to estimate the fair value of this debt obligation as of September 30, 1999 as a result of its current default status.

8.  Legal Proceedings and Related Contingencies
    -------------------------------------------

      Management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation (Mobil) has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing.
Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, to date Mobil has disagreed as to the extent of the indemnification and has refused to compensate the Partnership for any of its damages.

      During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During the trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership subsequently began the process of appealing the judgment pertaining to its damages claims, and Mobil filed a cross-appeal challenging the scope of the injunctive order.

     During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. Subsequent to the year ended September 30, 1999, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the negotiation and execution of a definitive settlement agreement.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. The Partnership has confirmed the presence of this contamination and is in the process of assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. While the Partnership believes that the cleanup costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to begin the cleanup process in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the work performed to date by the Partnership's own environmental consultants. Through September 30, 1999, the Partnership had incurred actual legal and environmental testing expenses of $79,000 in connection with this situation. The remaining balance of the accrued liability of $921,000 is included in the balance of accrued expenses on the accompanying balance sheet. This amount represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consulting with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

9.  Subsequent Event
    ----------------

      On November 15, 1999, the Partnership distributed $28,000 to the Limited Partners and $1,000 to the General Partner for the quarter ended September 30, 1999.


Schedule III - Real Estate and Accumulated Depreciation

                                        PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
                                       Schedule of Real Estate and Accumulated Depreciation

                                                            September 30, 1999
                                                             (In thousands)



                                                                                                                       Life on Which
                         Initial Cost to     Costs         Gross Amount at Which Carried at                            Depreciation
                         Partnership         Capitalized           Close of period                                     in Latest
                                Buildings    (Removed)          Buildings                                              Income
                                and          Subsequent to          and             Accumulated  Date of      Date     Statement
Description   Encumbrances Land Improvements Acquisition   Land Improvements Total  Depreciation Construction Acquired is Computed
-----------   ------------ ---- ------------ -----------   ---- ------------ -----  ------------ ------------ -------- -----------

Shopping
 Center
Sarasota,
 Florida       $   967     $950   $1,930      $2,158       $950    $4,088    $5,038   $1,695     1964 - 1978  9/25/81   40 years
               =======     ====   ======      ======       ====    ======    ======   ======

Notes:

(A) The  aggregate  cost of real estate owned at September  30, 1999 for Federal income tax purposes is approximately $5,038,000.
(B) See Notes 4 and 7 to Financial Statements.
(C) Reconciliation of real estate owned:

                                                   1999          1998          1997
                                                   ----          ----          ----

Balance at beginning of year                     $ 5,038       $ 5,038       $ 5,038
Improvements                                           -             -             -
                                                 -------       -------       -------

Balance at end of year                           $ 5,038       $ 5,038       $ 5,038
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $ 1,593       $ 1,491       $ 1,389
Depreciation expense                                 102           102           102
                                                 -------       -------       -------
Balance at end of year                           $ 1,695       $ 1,593       $ 1,491
                                                 =======       =======       =======


                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Three Limited Partnership:

      We have audited the accompanying combined balance sheets of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership as of September 30, 1997, and the related combined statements of income and changes in venturers' capital, and cash flows for the period October 1, 1997 through March 3, 1998 and the year ended September 30, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership at September 30, 1997, and the combined results of their operations and their cash flows for the period October 1, 1997 through March 3, 1998 and the year ended September 30, 1997 in conformity with generally accepted accounting principles.





                              /s/ ERNST & YOUNG LLP
                                  -----------------
                                  ERNST & YOUNG LLP






Boston, Massachusetts
April 22, 1998

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                               September 30, 1997
                                 (In thousands)

                                     Assets
                                                                        1997
                                                                        ----
Current assets:
   Cash and cash equivalents                                         $    378
   Escrowed funds, principally for payment of real estate taxes           307
   Accounts receivable                                                     67
   Note receivable                                                         40
   Prepaid expenses                                                         1
                                                                     --------
      Total current assets                                                793

Operating investment properties:
   Land                                                                   967
   Buildings, improvements and equipment                                5,587
                                                                     --------
                                                                        6,554
   Less accumulated depreciation                                       (4,061)
                                                                     --------
          Net operating investment properties                           2,493

Deferred expenses, net of accumulated amortization
  of $243                                                                 203
                                                                     --------
                                                                     $  3,489
                                                                     ========

                             Liabilities and Venturers' Deficit
Current liabilities:
   Accounts payable                                                  $     23
   Distributions payable to venturers                                     275
   Accrued interest                                                        34
   Accrued real estate taxes                                              106
   Long-term debt - current portion                                        31
                                                                     --------
      Total current liabilities                                           469

Tenant security deposits                                                    9

Long-term debt                                                          4,104

Venturers' deficit                                                     (1,093)
                                                                     --------
                                                                     $  3,489
                                                                     ========










                                  See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

    COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)

          For the period October 1, 1998 through March 3, 1998 and the year ended September 30, 1997
                                 (In thousands)


                                                 1998               1997
                                                 ----               ----
Revenues:
   Rental income                             $    398            $ 2,515
   Reimbursements from tenants                     46                717
   Interest and other income                        8                 25
                                             --------            -------
                                                  452              3,257

Expenses:
   Interest expense                               182              1,179
   Depreciation expense                            29                266
   Real estate taxes                               71                408
   Management fees                                 16                101
   Ground rent                                      -                 96
   Repairs and maintenance                         58                372
   Insurance                                        -                 28
   Utilities                                       15                 59
   General and administrative                      36                 57
   Other                                            6                  -
   Amortization expense                           192                 18
                                             --------            -------
                                                  605              2,584
                                             --------            -------

Operating income (loss)                          (153)               673

Gain on sale of operating investment
   property                                     5,567                  -
                                             --------            -------

Net income                                      5,414                673

Distributions to venturers                     (4,321)              (621)

Reduction in combined capital due to
   sale of joint venture interest (Note 3)          -             (4,859)

Venturers' capital (deficit), beginning
   of year                                     (1,093)              3,714
                                             --------            --------

Venturers' capital (deficit), end of year    $      -            $ (1,093)
                                             ========            ========











                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
          For the period October 1, 1997 through March 3, 1998 and the year ended September 30, 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                          1998           1997
                                                          ----           ----
Cash flows from operating activities:
   Net income                                          $   5,414       $    673
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                          221            284
      Amortization of deferred financing costs                11             26
      Gain on sale of operating investment property       (5,567)             -
      Changes in assets and liabilities:
         Escrowed funds                                      307            (34)
         Accounts receivable                                  67            (50)
         Note receivable                                      40             40
         Prepaid expenses                                      1             23
         Capital improvement reserve                           -              -
         Deferred expenses                                     -            (29)
         Accounts payable                                    (23)           (35)
         Accrued interest                                    (34)             1
         Accrued real estate taxes                          (106)           (45)
         Other accrued liabilities                             -             (3)
         Prepaid rent                                          -              -
         Tenant security deposits                             (9)             -
                                                       ---------       --------
            Total adjustments                             (5,092)           178
                                                       ---------       --------
            Net cash provided by operating activities        322            851
                                                       ---------       --------

Cash flows from investing activities:
   Additions to operating investment properties                -            (64)
   Proceeds from sale of operating investment property     8,031              -
                                                       ---------       --------
            Net cash provided by (used in)
                investing activities                       8,031            (64)
                                                       ---------       --------

Cash flows from financing activities:
   Principal payments on long-term debt                   (4,135)          (173)
   Distributions to venturers                             (4,596)          (432)
                                                       ---------       --------
            Net cash used in financing activities         (8,731)          (605)
                                                       ---------       --------

Net (decrease) increase in cash and cash equivalents        (378)           182

Less:  cash balance of Pine Trail joint venture                -            (2)
                                                       ---------       --------
                                                            (378)           180

Cash and cash equivalents, beginning of period               378            198
                                                       ---------       --------

Cash and cash equivalents, end of period               $       -       $    378
                                                       =========       ========

Cash paid during the period for interest               $     205       $  1,152
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

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

              Notes to Combined Joint Ventures Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

      The accompanying financial statements of the Combined Joint Ventures of Paine Webber Income Properties Three Limited Partnership (Combined Joint Ventures) include the accounts of Boyer Lubbock Associates (through the date of the sale described below), a Utah limited partnership and Pine Trail Partnership (through the date of the sale described below), a Florida general partnership. The financial statements of the Combined Joint Ventures are presented in combined form, rather than individually, due to the nature of the relationship between the co-venturers and Paine Webber Income Properties Three Limited Partnership (PWIP3), which owned a substantial financial interest but did not have voting control in each joint venture.

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

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and revenues and expenses for the period October 1, 1997 through March 3, 1998 and the year ended September 30, 1997. Actual results could differ from the estimates and assumptions used.

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

      b.  Pine Trail Partnership
          ----------------------

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

4.  Related party transactions
    --------------------------

      The  Combined  Joint   Ventures  had  entered  into  property   management
agreements with affiliates of the co-venturers, cancellable at the joint ventures' option upon the occurrence of certain events. The management fees generally were equal to 4% of gross receipts, as defined in the agreements. Management fees totalling $16,000 and $101,000 were paid to affiliates of the co-venturers for the period October 1, 1997 through March 3, 1998 and the year ended September 30, 1997, respectively.

      Certain of the joint ventures paid leasing commissions to affiliates of the co-venturers. Leasing commissions paid to affiliates amounted to $18,000 in fiscal 1997. No leasing commissions were paid to affiliates during the period October 1, 1997 through March 3, 1998.

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