Form 10-Q
period 1999-12-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 2000-02-11
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED DECEMBER 31, 1999

                                    OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                      Commission File Number: 0-10979


         PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                          13-3038189
            --------                                      ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


265 Franklin Street, Boston, Massachusetts                           02110
------------------------------------------                         ---------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
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

                                 BALANCE SHEETS
              December 31, 1999 and September 30, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                 December 31   September 30
                                                 -----------   ------------

Operating investment property, at cost:

   Land                                          $      950    $     950
   Building and improvements                          4,088        4,088
                                                 ----------    ---------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,721)      (1,695)
                                                 ----------    ---------
      Net operating investment property               3,317        3,343

Cash and cash equivalents                               700          809
                                                 ----------    ---------
                                                 $    4,017    $   4,152
                                                 ==========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                    $        1    $       1
Accrued expenses                                      1,201          979
Mortgage note payable                                   920          967
Partners' capital                                     1,895        2,205
                                                 ----------    ---------
                                                 $    4,017    $   4,152
                                                 ==========    =========
















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
        For the three months ended December 31, 1999 and 1998 (Unaudited)
                    (In thousands, except per Unit amounts)

                                                   1999            1998
                                                   ----            ----
Revenues:

   Rental revenues                             $     119        $    119
   Interest income                                    11              11
                                               ---------        --------
                                                     130             130

Expenses:

   Environmental remediation expense                 300               -
   Interest expense                                   43              30
   Management fees                                     1               1
   Depreciation expense                               26              26
   General and administrative                         42             180
                                               ---------        --------
                                                     412             237
                                               ---------        --------
Operating loss                                      (282)           (107)

Gain on sale of operating investment
  property                                             -             500
                                               ---------        --------

Net income (loss)                              $    (282)       $    393
                                               =========        ========

Net income (loss) per Limited
  Partnership Unit                             $  (12.95)       $  18.04
                                               =========        ========

Cash distributions per Limited
  Partnership Unit                             $    1.31        $   1.31
                                               =========        ========

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the three months ended December 31, 1999 and 1998 (Unaudited)
                                 (In thousands)

                                               General           Limited
                                               Partner           Partners
                                               -------           --------

Balance at September 30, 1998                  $    52           $ 3,019
Cash distributions                                  (1)              (28)
Net income                                           4               389
                                               -------           -------
Balance at December 31, 1998                   $    55           $ 3,380
                                               =======           =======

Balance at September 30, 1999                  $    68           $ 2,137
Cash distributions                                   -               (28)
Net loss                                            (3)             (279)
                                               -------           -------
Balance at December 31, 1999                   $    65           $ 1,830
                                               =======           =======

























                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
        For the three months ended December 31, 1999 and 1998 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                               1999        1998
                                                               ----        ----

Cash flows from operating activities:

   Net income (loss)                                         $  (282)   $   393
   Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
     Depreciation expense                                         26         26
     Amortization of deferred financing costs                      -          6
     Changes in assets and liabilities:
      Accrued expenses                                           222       (128)
                                                             -------    -------
         Total adjustments                                       248        (96)
                                                             -------    -------
         Net cash (used in) provided by operating
           activities                                            (34)       297
                                                             -------    -------

Cash flows from financing activities:

   Distributions to partners                                     (28)       (29)
   Principal payments on mortgage note payable                   (47)       (41)
                                                             -------    -------
         Net cash used in financing activities                   (75)       (70)
                                                             -------    -------

Net (decrease) increase in cash and cash equivalents            (109)       227

Cash and cash equivalents, beginning of period                   809        911
                                                             -------    -------

Cash and cash equivalents, end of period                     $   700    $ 1,138
                                                             =======    =======

Cash paid during the period for interest                     $    43    $    24
                                                             =======    =======













                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES THREE
                               LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                   (Unaudited)

1.   General
     -------

      The accompanying financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1999. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1999 and September 30, 1999 and revenues and expenses for the three-month periods ended December 31, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

      As of December 31, 1999, the Partnership has one remaining real estate asset, the wholly-owned Northeast Plaza Shopping Center (see Note 4). The Partnership's goal during fiscal 1999 had been to pursue a disposition strategy for its investment in Northeast Plaza which would have enabled the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail in Notes 5 and 6, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

2.    Related Party Transactions
      --------------------------

      Management fees earned by the Adviser for each of the three-month periods ended December 31, 1999 and 1998 totalled $1,000. Accounts payable - affiliates at both December 31, 1999 and September 30, 1999 consist of $1,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for each of the three months ended December 31, 1999 and 1998 is $19,000, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the three months ended December 31, 1999 and 1998 is $527 and $125, respectively, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

4.    Operating Investment Property
      -----------------------------

      The Partnership has one wholly-owned operating investment property. On September 25, 1981, the Partnership purchased Northeast Plaza, a 67,000 square foot existing shopping center in Sarasota, Florida. Subsequent to the acquisition, the shopping center was expanded to its current size of 121,005 square feet. The aggregate cash invested by the Partnership was approximately $2,888,000 (including an acquisition fee of $268,000 paid to the Adviser). The property was acquired subject to a nonrecourse wrap-around mortgage loan of approximately $2,480,000. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by the Northeast Plaza Shopping Center, which had been in default for over two years, with a new non-recourse loan issued by the prior underlying first mortgage lender (see Note 5). The refinancing was negotiated in conjunction with a restructuring of the master lease that covers the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994.

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

5.    Mortgage Note Payable
      ---------------------

      The mortgage note payable at December 31, 1999 and September 30, 1999 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Note 6, the master-lessee has been unable to secure a commitment for financing because of an environmental issue, which resulted in the termination of the purchase agreement.

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

      Subsequent to the end of the quarter, on January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest will continue to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments remain at $30,000. The Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000. If the Partnership makes all payments due under the forbearance agreement during its term and repays the loan in full by June 30, 2000, the lender will waive the payment of the additional $10,000 extension fee.

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

      During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the current quarter, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the execution of a final settlement agreement.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirms the presence of the contamination, describes the location of elevated contaminant concentrations, and outlines an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed to date by the Partnership's own environmental consultants. The Partnership is in the process of planning further investigation to assist in assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. While the Partnership believes that the cleanup costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to begin the cleanup process in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. The Partnership has received preliminary comments from the state regulatory authority on the Site Assessment Report and is currently in the process of drafting a Remedial Action Plan. Until a Remedial Action Plan is approved by the state regulatory authority, it is unlikely that a sale transaction could be completed. Based on the preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believes that the scope of the remediation work may be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Through December 31, 1999, the Partnership had incurred actual legal and environmental testing expenses of $142,000 in connection with this situation. The remaining balance of the accrued liability of $1,158,000 is included in the balance of accrued expenses on the accompanying balance sheet. This amount represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consulting with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

      As a result of the current uncertainty regarding the potential capital needed to fund the environmental remediation costs at Northeast Plaza, the Managing General Partner has recommended that the Partnership discontinue making quarterly cash distributions until further notice. Accordingly, after the payment to be made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended September 30, 1999 under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As of December 31, 1999, the Partnership's only remaining real estate asset consists of the wholly-owned Northeast Plaza Shopping Center. The Partnership's goal during fiscal 1999 had been to pursue a disposition strategy for its investment in Northeast Plaza which would have enabled the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail further below, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended December 31, 1999. The focus of the property's leasing team during fiscal 1999 was the renewal of the leases with five tenants occupying 37,300 square feet that were scheduled to expire during fiscal 1999. All five tenants renewed their leases. One of these tenants was one of the center's two anchor tenants which has a 25,600 square foot lease that expired in January of 1999. This tenant exercised one of its two five-year options and renewed its lease with a 10% increase in the rental rate. A second tenant, which operates a 6,500 square foot discount retail store, exercised an option and renewed its lease for five years at a slightly increased rental rate. Additionally, a 1,200 square foot bookstore and a 1,600 square foot hair salon signed one-year lease extensions. During the first quarter of fiscal 2000, a lease with one tenant occupying 1,200 square feet was renewed. The property's leasing team is working with five tenants occupying a total of 6,800 square feet on renewals of their leases which expire within the next twelve months. Based on current negotiations, four of the five tenants representing 5,600 square feet are expected to renew their leases.

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

      During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the current quarter, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the execution of a final settlement agreement.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirms the presence of the contamination, describes the location of elevated contaminant concentrations, and outlines an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed to date by the Partnership's own environmental consultants. The Partnership is in the process of planning further investigation to assist in assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. While the Partnership believes that the cleanup costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to begin the cleanup process in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. The Partnership has received preliminary comments from the state regulatory authority on the Site Assessment Report and is currently in the process of drafting a Remedial Action Plan. Until a Remedial Action Plan is approved by the state regulatory authority, it is unlikely that a sale transaction could be completed. Based on the preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believes that the scope of the remediation work may be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Through December 31, 1999, the Partnership had incurred actual legal and environmental testing expenses of $142,000 in connection with this situation. The remaining balance of the accrued liability of $1,158,000 is included in the balance of accrued expenses on the accompanying balance sheet. This amount represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consulting with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

      As a result of the current uncertainty regarding the potential capital needed to fund the environmental remediation costs at Northeast Plaza, the Managing General Partner has recommended that the Partnership discontinue making quarterly cash distributions until further notice. Accordingly, after the payment to be made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      The maturity date of the existing first mortgage loan secured by the property was March 29, 1999. The maturity date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrued at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999.
Subsequent to the end of the current quarter, on January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest will continue to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments remain at $30,000. The Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000. If the Partnership makes all payments due under the forbearance agreement during its term and repays the loan in full by June 30, 2000, the lender will waive the payment of the additional $10,000 extension fee.

      At December 31, 1999, the Partnership had available cash and cash equivalents of $700,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and for distributions to the partners for the quarter ended December 31, 1999. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended December 31, 1999
------------------------------------

      The Partnership reported a net loss of $282,000 for the three months ended December 31, 1999, as compared to net income of $393,000 for the same period in the prior year. This unfavorable change in net operating results is primarily attributable to the gain of $500,000 realized in the prior period from the Briarwood note settlement, as discussed further in Note 3 to the accompanying financial statements, and the additional accrual of $300,000 made during the current quarter for the estimated environmental remediation costs at Northeast Plaza, as discussed further above. The unfavorable change in net income (loss) was partially offset by a decline of $138,000 in the Partnership's general and administrative expenses. This reduction in general and administrative expenses was mainly due to additional legal fees incurred in the prior period in connection with the Mobil Oil litigation discussed further above. The decrease in general and administrative expenses was partially offset by an increase in interest expense of $13,000. Interest expense increased due to the higher interest rate on the outstanding mortgage note payable called for under the terms of the forbearance agreement discussed further above.

                                     PART II

                                Other Information

Item 1. Legal Proceedings
-------------------------

Mobil Oil Corporation
---------------------

     The status of the Partnership's litigation with Mobil Oil Corporation remains unchanged from what was reported in the Partnership's Annual Report on Form 10-K for the year ended September 30, 1999.

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

Date:  February 11, 2000