Form 10-Q
period 2000-03-31
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 2000-05-12
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 30, 2000

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

                                 BALANCE SHEETS
                March 31, 2000 and September 30, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS

                                                  March 31   September 30
                                                  --------   ------------

Operating investment property, at cost:

   Land                                           $     950    $     950
   Building and improvements                          4,088        4,088
                                                  ---------    ---------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,746)      (1,695)
                                                  ---------    ---------
      Net operating investment property               3,292        3,343

Cash and cash equivalents                               554          809
                                                  ---------    ---------
                                                  $   3,846    $   4,152
                                                  =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable - affiliates                     $       -    $       1
Accounts payable and accrued expenses                 1,075          979
Mortgage note payable                                   871          967
Partners' capital                                     1,900        2,205
                                                  ---------    ---------
                                                  $   3,846    $   4,152
                                                  =========    =========
















                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 2000 and 1999 (Unaudited)
                     (In thousands, except per Unit amounts)

                                      Three Months Ended   Six Months Ended
                                           March 31,           March 31,
                                      ------------------   -----------------
                                       2000       1999      2000      1999
                                       ----       ----      ----      ----

Revenues:
   Rental revenues                   $   119   $   119    $   239   $   239
   Interest income                        10        22         21        32
                                     -------   -------    -------   -------
                                         129       141        260       271

Expenses:
   Environmental remediation
     expense                               -         -        300         -
   Interest expense                       40        30         83        60
   Management fees                         -         1          1         2
   Depreciation expense                   25        25         51        51
   General and administrative             31        46         73        89
                                     -------   -------    -------   -------
                                          96       102        508       202
                                     -------   -------    -------   -------
Operating income (loss)                   33        39       (248)       69

Gain on sale of operating
  investment property                      -     2,298          -     2,661
                                     -------   -------    -------   -------

Net income (loss)                    $    33   $ 2,337    $  (248)  $ 2,730
                                     =======   =======    =======   =======

Net income (loss) per Limited
  Partnership Unit                   $  1.50   $107.38    $(11.45)  $125.42
                                     =======   =======    =======   =======

Cash distributions per Limited
  Partnership Unit                   $  1.31   $117.31    $  2.62   $118.62
                                     =======   =======    =======   =======

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the six months ended March 31, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                              General           Limited
                                              Partner           Partners
                                              -------           --------

Balance at September 30, 1998                 $     52           $ 3,019
Cash distributions                                  (1)           (2,556)
Net income                                          27             2,703
                                              --------           -------
Balance at March 31, 1999                     $     78           $ 3,166
                                              ========           =======

Balance at September 30, 1999                 $     68           $ 2,137
Cash distributions                                  (1)              (56)
Net loss                                            (2)             (246)
                                              --------           -------
Balance at March 31, 2000                     $     65           $ 1,835
                                              ========           =======























                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 2000 and 1999 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        2000        1999
                                                        ----        ----

Cash flows from operating activities:
   Net income (loss)                                $   (248)   $  2,730
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Gain on sale of operating investment property         -      (2,661)
     Depreciation expense                                 51          51
     Amortization of deferred financing costs              -          11
     Changes in assets and liabilities:
      Accounts payable  - affiliates                      (1)          -
      Accounts payable and accrued expenses               96        (134)
                                                    --------    --------
         Total adjustments                               146      (2,733)
                                                    --------    --------
         Net cash used in operating activities          (102)         (3)
                                                    --------    --------

Cash flows from investing activities:
   Net proceeds from collection of mortgage
     note receivable                                       -       2,661
                                                    --------    --------
         Net cash provided by investing activities         -       2,661
                                                    --------    --------

Cash flows from financing activities:
   Distributions to partners                             (57)     (2,557)
   Principal payments on mortgage note payable           (96)        (83)
                                                    --------    --------
         Net cash used in financing activities          (153)     (2,640)
                                                    --------    --------

Net (decrease) increase in cash and
  cash equivalents                                      (255)         18

Cash and cash equivalents, beginning of period           809         911
                                                    --------    --------
Cash and cash equivalents, end of period            $    554    $    929
                                                    ========    ========

Cash paid during the period for interest            $     83    $     49
                                                    ========    ========






                             See accompanying notes.

                      PAINE WEBBER INCOME PROPERTIES THREE
                               LIMITED PARTNERSHIP

                          Notes to Financial Statements
                                   (Unaudited)

1.   General
------------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 2000 and September 30, 1999 and revenues and expenses for the three- and six-month periods ended March 31, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      As of March 31, 2000, the Partnership has one remaining real estate asset, the wholly-owned Northeast Plaza Shopping Center (see Note 4). The Partnership's goal during fiscal 1999 had been to pursue a disposition strategy for its investment in Northeast Plaza which would have enabled the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail in Notes 5 and 6, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

2.    Related Party Transactions
--------------------------------

      Management fees earned by the Adviser for the six-month periods ended March 31, 2000 and 1999 totalled $1,000 and $2,000, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions are no longer being paid, no management fee was earned by the Advisor for the quarter ended March 31, 2000. Accounts payable - affiliates at September 30, 1999 consisted of $1,000 of management fees payable to the Adviser.

      Included in general and administrative expenses the six-month periods ended March 31, 2000 and 1999 are $38,000 and $37,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for each of the six-month periods ended March 31, 2000 and 1999 is $1,000, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Note and Interest Receivable, Net
---------------------------------------

      On September 15, 1981, the Partnership acquired a 35% interest in Briarwood Joint Venture, an existing Pennsylvania general partnership which owned two apartment complexes, comprising 686 units, in Bucks County, Pennsylvania (the Briarwood and Gatewood Apartments). The Partnership originally invested approximately $4,815,000 (including an acquisition fee of $500,000 paid to the Adviser) for its interest. The Partnership's interest was acquired subject to two institutional nonrecourse first mortgages with balances totalling approximately $8,925,000 at the time of the closing.

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

      On June 22, 1998, the Partnership initiated a lawsuit in Massachusetts state court in connection with this note receivable. The suit alleged that the defendants in this lawsuit, acting as agents for the Partnership, improperly released six of the ten properties (including the Briarwood and Gatewood apartment properties) from the mortgage that secured the note receivable, and that they improperly extended the maturity date of the note by ten years. The defendants denied any and all liability in the lawsuit. By Agreement dated December 30, 1998, the Partnership and the defendants settled the lawsuit, with the defendants and their affiliates admitting no liability, and the parties exchanged releases. Under the terms of the Agreement, the defendants agreed to pay the Partnership the aggregate amount of $3 million and the Partnership assigned its interest in the note to certain of the parties to the Agreement. Of the $3 million settlement amount, the sum of $500,000 was paid to the Partnership on December 30, 1998, and the balance of $2.5 million was received on January 29, 1999. The settlement payments resulted in the recognition of previously deferred gains on the sale of the Briarwood and Gatewood properties, net of the expenses incurred in fiscal 1999 in connection with the litigation. As a result of the settlement, the Partnership no longer has an interest in the note receivable. The Partnership incurred approximately $500,000 of legal costs in fiscal 1998 and 1999 associated with the litigation and collection of the settlement of this note receivable. Consequently, approximately $2,500,000 of settlement proceeds was available to distribute to the Limited Partners. Accordingly, a Special Capital Distribution in the amount of $2,499,800, or $116 per original $1,000 investment, was paid on February 12, 1999, to holders of record on January 29, 1999, along with the regular quarterly distribution for the quarter ended December 31, 1998.

4.    Operating Investment Property
-----------------------------------

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

5.    Mortgage Note Payable
---------------------------

      The mortgage note payable at March 31, 2000 and September 30, 1999 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Note 6, the master-lessee has been unable to secure a commitment for financing because of an environmental issue, which resulted in the termination of the purchase agreement.

      On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, had a term of five years and bore interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 were due until maturity on March 29, 1999. While the maturity date of the existing first mortgage loan was March 29, 1999, this date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrued at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. On January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest will continue to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments remain at $30,000. The Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000. If the Partnership makes all payments due under the forbearance agreement during its term and repays the loan in full by June 30, 2000, the lender will waive the payment of the additional $10,000 extension fee (see Note 6).

6.   Legal Proceedings and Related Contingencies
------------------------------------------------

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

      During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the quarter ended December 31, 1999, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the execution of a final settlement agreement.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirms the presence of the contamination, describes the location of elevated contaminant concentrations, and outlines an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed to date by the Partnership's own environmental consultants. The Partnership is in the process of completing further investigation to assist in assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. While the Partnership believes that the cleanup costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to begin the cleanup process in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. The Partnership has received comments from the state regulatory authority on the Site Assessment Report and is currently in the process of drafting a Remedial Action Plan. Until a Remedial Action Plan is approved by the state regulatory authority, it is unlikely that a sale transaction could be completed. Based on the preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believes that the scope of the remediation work may be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Through March 31, 2000, the Partnership had incurred actual legal and environmental testing expenses of $263,000 in connection with this situation. The remaining balance of the accrued liability of $1,037,000 is included in the balance of accrued expenses on the accompanying balance sheet. This amount represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consulting with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center. At the present time, the Partnership hopes to have an approved Remedial Action Plan in place which would allow negotiations for a sale of the property to commence prior to the June 30, 2000 expiration of the loan forbearance agreement described in Note 5. Even if the Partnership is able to accomplish this, it is likely that a further extension of the forbearance agreement will be required in order to accommodate the timing of the closing of a sale transaction. There can be no assurances that the mortgage lender will agree to grant any further extensions.

      As a result of the current uncertainty regarding the potential capital needed to fund the environmental remediation costs at Northeast Plaza, the Managing General Partner has recommended that the Partnership discontinue making quarterly cash distributions until further notice. Accordingly, after the payment made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

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

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2000, the Partnership's only remaining real estate asset consists of the wholly-owned Northeast Plaza Shopping Center. The Partnership's goal during fiscal 1999 had been to pursue a disposition strategy for its investment in Northeast Plaza which would have enabled the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail further below, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended March 31, 2000. The focus of the property's leasing team during fiscal 1999 was the renewal of the leases with five tenants occupying 37,300 square feet that were scheduled to expire during fiscal 1999. All five tenants renewed their leases. One of these tenants was one of the center's two anchor tenants which has a 25,600 square foot lease that expired in January of 1999. This tenant exercised one of its two five-year options and renewed its lease with a 10% increase in the rental rate. A second tenant, which operates a 6,500 square foot discount retail store, exercised an option and renewed its lease for five years at a slightly increased rental rate. Additionally, a 1,200 square foot bookstore and a 1,600 square foot hair salon signed one-year lease extensions. During the first quarter of fiscal 2000, a lease with one tenant occupying 1,200 square feet was renewed. During the second quarter, the property's leasing team worked with five tenants occupying a total of 6,800 square feet on renewals of their leases which were scheduled to expire within the next year. Four of these tenants, representing 5,600 square feet, renewed their leases, and negotiations continue with the fifth tenant on a possible renewal.

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

      During the first quarter of fiscal 1993, the Partnership filed suit in Federal Court against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in dismissing the action from the Federal Court system on jurisdictional grounds. Subsequently, the Partnership filed an action in the Florida State Court system. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. The experts currently predict that the cleanup will be completed in approximately one-to-three years. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was denied. A final judgment in favor of Mobil as to the Partnership's damage claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership subsequently began the process of appealing the judgement pertaining to its damages claims, and Mobil filed a cross-appeal challenging the scope of the injunctive order.

      During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee has been unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the quarter ended December 31, 1999, the Partnership proposed a settlement agreement which would result in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the proposed settlement, Mobil would remain subject to the injunctive order, and the cleanup would proceed as set forth in the court order. While the parties have agreed in principle to such a settlement, the matter remains subject to the execution of a final settlement agreement.

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirms the presence of the contamination, describes the location of elevated contaminant concentrations, and outlines an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed to date by the Partnership's own environmental consultants. The Partnership is in the process of completing further investigation to assist in assessing the extent of the contamination, the anticipated cost and time to take appropriate action, and the feasibility of recovering associated costs from responsible third parties. While the Partnership believes that the cleanup costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to begin the cleanup process in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. The Partnership has received comments from the state regulatory authority on the Site Assessment Report and is currently in the process of drafting a Remedial Action Plan. Until a Remedial Action Plan is approved by the state regulatory authority, it is unlikely that a sale transaction could be completed. Based on the preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believes that the scope of the remediation work may be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Through March 31, 2000, the Partnership had incurred actual legal and environmental testing expenses of $263,000 in connection with this situation. The remaining balance of the accrued liability of $1,037,000 is included in the balance of accrued expenses on the accompanying balance sheet. This amount represents an estimate of the potential liability associated with this situation. It is possible that this estimate could change materially in the near term as further testing, consulting with appropriate state environmental agencies and actual remediation work progresses. The Partnership will continue to assess and revise this estimate as further information becomes available. At the same time, the Partnership continues to work with the Northeast Plaza master-lessee, the current first mortgage lender and a prospective lender in an attempt to complete a refinancing of the property in combination with a sale of the Partnership's interest in the Center.

      As a result of the current uncertainty regarding the potential capital needed to fund the environmental remediation costs at Northeast Plaza, the Managing General Partner has recommended that the Partnership discontinue making quarterly cash distributions until further notice. Accordingly, after the payment made on February 15, 2000 for the quarter ended December 31, 1999, no further quarterly distributions are planned.

      The maturity date of the existing first mortgage loan secured by the Northeast Plaza property was March 29, 1999. The maturity date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrues at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. During the current quarter, on January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest will continue to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments remain at $30,000. The Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000. If the Partnership makes all payments due under the forbearance agreement during its term and repays the loan in full by June 30, 2000, the lender will waive the payment of the additional $10,000 extension fee. At the present time, the Partnership hopes to have an approved Remedial Action Plan in place which would allow negotiations for a sale of the property to commence prior to the June 30, 2000 expiration of the loan forbearance agreement described above. Even if the Partnership is able to accomplish this, it is likely that a further extension of the forbearance agreement will be required in order to accommodate the timing of the closing of a sale transaction. There can be no assurances that the mortgage lender will agree to grant any further extensions.

      At March 31, 2000, the Partnership had available cash and cash equivalents of $554,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended March 31, 2000
---------------------------------

      The Partnership reported net income of $33,000 for the three months ended March 31, 2000, as compared to net income of $2,337,000 for the same period in the prior year. This $2,304,000 decrease in net income was primarily attributable to the gain of $2,298,000 realized in the prior year due to the Briarwood note settlement, as discussed further in Note 3 to the accompanying financial statements. In addition, the Partnership's operating income decreased by $6,000 due to a $12,000 decrease in interest income and a $10,000 increase in interest expense. Interest income decreased due to a reduction in the average amount of cash and cash equivalents outstanding during the current period, as compared to the same period in the perior year. Interest expense increased due to the higher interest rate on the outstanding mortgage note payable called for under the terms of the forbearance agreement discussed further above. The decrease in interest income and the increase in interest expense were partially offset by a $15,000 decline in general and administrative expenses. This decrease in general and administrative expenses was mainly due to a reduction in professional fees incurred for the three months ended March 31, 2000.

Six Months Ended March 31, 2000
-------------------------------

      The Partnership reported a net loss of $248,000 for the six months ended March 31, 2000, as compared to net income of $2,730,000 for the same period in the prior year. This $2,978,000 unfavorable change in net operating results was primarily attributable to the gain of $2,661,000 realized in the prior year from the Briarwood note settlement, as discussed further in Note 3 to the accompanying financial statements. In addition, the Partnership reported an operating loss of $248,000 for the current six-month period as compared to operating income of $69,000 during the same period in the prior year. This unfavorable change in operating income (loss) was mainly due to the additional accrual of $300,000 made in the current period for the estimated environmental remediation costs at Northeast Plaza, as discussed further above. In addition, interest income decreased by $11,000, due to a reduction in the average amount of cash and cash equivalents outstanding during the current year, and interest expense increased by $23,000, due to the higher interest rate on the outstanding mortgage note payable called for under the terms of the forbearance agreement discussed further above. The accrual of environmental remediation costs, the decrease in interest income and the increase in interest expense were partially offset by a $15,000 decline in general and administrative expenses. This decrease in general and administrative expenses was mainly due to a reduction in professional fees incurred for the six months ended March 31, 2000.

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



Date:  May 12, 2000