Form 10-Q
period 2000-06-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 2000-08-18
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                    ----------------------------------

                                 FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED JUNE 30, 2000
                                    OR

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

                                 BALANCE SHEETS
                June 30, 2000 and September 30, 1999 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                     ------

                                                  June 30    September 30
                                                  -------    ------------

Operating investment property, at cost:
   Land                                            $    950     $    950
   Building and improvements                          4,088        4,088
                                                   --------     --------
                                                      5,038        5,038
   Less accumulated depreciation                     (1,772)      (1,695)
                                                   --------     --------
      Net operating investment property               3,266        3,343

Cash and cash equivalents                               447          809

Accounts receivable                                      11            -
                                                   --------     --------
                                                   $  3,724     $  4,152
                                                   ========     ========

                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable - affiliates                      $      -     $      1
Accounts payable and accrued expenses                 1,335          979
Mortgage note payable in default                        819          967
Partners' capital                                     1,570        2,205
                                                   --------     --------
                                                   $  3,724     $  4,152
                                                   ========     ========













                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
     For the three and nine months ended June 30, 2000 and 1999 (Unaudited)
                     (In thousands, except per Unit amounts)


                                    Three Months Ended     Nine Months Ended
                                         June 30,              June 30,
                                    ------------------     -----------------
                                      2000      1999         2000     1999
                                      ----      ----         ----     ----
Revenues:
   Rental revenues                 $   119   $   119      $   358   $   358
   Interest income                       9        12           30        44
                                   -------   -------      -------   -------
                                       128       131          388       402

Expenses:
   Environmental remediation
     expenses                          350     1,000          650     1,000
   Interest expense                     49        23          132        83
   Management fees                       -         1            1         3
   Depreciation expense                 26        26           77        77
   General and administrative           33        38          106       127
                                   -------   -------      -------   -------
                                       458     1,088          966     1,290
                                   -------   -------      -------   -------
Operating loss                        (330)     (957)        (578)     (888)

Gain on sale of operating
  investment property                    -         -            -     2,661
                                   -------   -------      -------   -------
Net income (loss)                  $  (330)  $  (957)     $  (578)  $ 1,773
                                   =======   =======      =======   =======

Net income (loss) per
  Limited Partnership Unit         $(15.12)  $(43.96)     $(26.57)  $ 81.46
                                   =======   =======      =======   =======

Cash distributions per Limited
  Partnership Unit                 $     -   $  1.31      $  2.62   $119.93
                                   =======   =======      =======   =======

      The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Units of Limited Partnership Interest outstanding for each period.

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the nine months ended June 30, 2000 and 1999 (Unaudited)
                                 (In thousands)

                                             General           Limited
                                             Partner           Partners
                                             -------           --------

Balance at September 30, 1998                 $     52           $ 3,019
Cash distributions                                  (1)           (2,584)
Net income                                          18             1,755
                                              --------           -------
Balance at June 30, 1999                      $     69           $ 2,190
                                              ========           =======

Balance at September 30, 1999                 $     68           $ 2,137
Cash distributions                                  (1)              (56)
Net loss                                            (6)             (572)
                                              --------           -------
Balance at June 30, 2000                      $     61           $ 1,509
                                              ========           =======

























                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
          For the nine months ended June 30, 2000 and 1999 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                        2000        1999
                                                        ----        ----

Cash flows from operating activities:
   Net income (loss)                                 $  (578)    $ 1,773
   Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operating
    activities:
      Gain on sale of operating investment property        -      (2,661)
     Depreciation expense                                 77          77
     Amortization of deferred financing costs              -          11
     Changes in assets and liabilities:
      Accounts receivable                                (11)          -
      Accounts payable - affiliates                       (1)          -
      Accounts payable and accrued expenses              356         858
                                                     -------     -------
         Total adjustments                               421      (1,715)
                                                     -------     -------
         Net cash (used in) provided by
           operating activities                         (157)         58
                                                     -------     -------
Cash flows from investing activities:
   Net proceeds from collection of mortgage
     note receivable                                       -       2,661
                                                     -------     -------
         Net cash provided by investing activities         -       2,661
                                                     -------     -------
Cash flows from financing activities:
   Distributions to partners                             (57)     (2,585)
   Principal payments on mortgage note payable          (148)       (125)
                                                     -------     -------
         Net cash used in financing activities          (205)     (2,710)
                                                     -------     -------
Net (decrease) increase in cash and cash
   equivalents                                          (362)          9

Cash and cash equivalents, beginning of period           809         911
                                                     -------     -------
Cash and cash equivalents, end of period             $   447     $   920
                                                     =======     =======

Cash paid during the period for interest             $   122     $    72
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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 2000 and September 30, 1999 and revenues and expenses for the three- and nine-month periods ended June 30, 2000 and 1999. Actual results could differ from the estimates and assumptions used.

      As of June 30, 2000, the Partnership has one remaining real estate asset, the wholly-owned Northeast Plaza Shopping Center (see Note 4). The Partnership's goal during fiscal 1999 had been to pursue a disposition strategy for its investment in Northeast Plaza which would have enabled the Partnership to complete a liquidation prior to the end of calendar year 1999. For the reasons set forth in detail in Notes 5 and 6, this goal was not achieved. The Partnership still hopes to complete a liquidation during calendar year 2000. However, there can be no assurances that the disposition of the remaining investment and a liquidation of the Partnership will be completed within this time frame.

2.    Related Party Transactions
      --------------------------

      Management fees earned by the Adviser totalled $1,000 and $3,000 for the nine-month periods ended June 30, 2000 and 1999, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions are no longer being paid, no management fees have been earned by the Adviser subsequent to the quarter ended December 31, 1999. Accounts payable
- affiliates at September 30, 1999 consisted of $1,000 of management fees payable to the Adviser.

      Included in general and administrative expenses for the nine-month periods ended June 30, 2000 and 1999 is $51,000 and $56,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended June 30, 2000 and 1999 is $1,000, representing fees paid to an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

5.    Mortgage Note Payable in Default
      --------------------------------

      The mortgage note payable at June 30, 2000 and September 30, 1999 is secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Note 6, the master-lessee has been unable to secure a commitment for financing because of an environmental issue, which resulted in the termination of the purchase agreement.

      On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, has a term of five years and bears interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 were due until maturity on March 29, 1999. While the maturity date of the existing first mortgage loan was March 29, 1999, this date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrued at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. On January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest has continued to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments have remained at $30,000. In return for the extension, the Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000 to be payable in the event that the loan was not repaid in full by June 30, 2000. As of June 30, 2000, the loan had not been repaid because the environmental issues affecting the property (as discussed further in Note 6) have delayed the Partnership's plans to market and sell the shopping center. As a result, the loan is currently in default. The Partnership and the lender have had discussions about a further extension of the forbearance agreement, but no definitive agreement has been reached to date. There can be no assurances that the lender will agree to grant any such extension. As a result, the ultimate outcome of this situation is uncertain at the present time.

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

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirmed the presence of the contamination, described the location of elevated contaminant concentrations, and outlined an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed by the Partnership's own environmental consultants. On April 6, 2000, the Partnership submitted a Supplemental Site Assessment Report further defining the nature and extent of the contamination. In early May 2000, the Partnership's environmental consultant prepared a Remedial Action Plan and submitted the Plan to the state regulatory authority for review and approval. Assuming the Plan is approved by the state regulatory authority, the environmental consultant has proposed to implement the Plan at a cost of approximately $1.2 million. In addition, if appropriate, the Partnership will secure an insurance policy at a price of approximately $100,000 to cover possible cost overruns on the cleanup process. Such an insurance policy, which could be issued in the first instance to a purchaser of the Northeast Plaza property or modified to cover such a purchaser, is intended to facilitate a near-term sale of the property. While the Partnership believes that the environmental response costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to address this matter in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. Based on preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believed that the scope of the remediation work would be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Based on the final cost estimates of the environmental consultant and the quotes received for the insurance policy referred to above, the Partnership accrued another $350,000 of environmental remediation expenses during the quarter ended June 30, 2000, bringing the total accrued expenses to $1,650,000. Through June 30, 2000, the Partnership had incurred actual legal and environmental testing expenses of $353,000 in connection with this situation. The remaining balance of the accrued liability of $1,297,000 is included in the balance of accrued expenses on the accompanying balance sheet as of June 30, 2000. This amount represents an estimate of the potential liability associated with this situation. The Partnership will continue to assess and revise this estimate as further information becomes available.

      The Partnership is currently awaiting formal approval of the Remedial Action Plan by the state regulatory authority. In the interim, the Partnership has initiated efforts to market and sell the Northeast Plaza property on terms that would allocate to the purchaser responsibility for pre-existing environmental conditions. During the quarter ended June 30, 2000, the Partnership and the master lessee terminated discussions regarding a potential sale of the property to the lessee and began discussing the possibility of terminating the master lease agreement in return for releasing the lessee from any liability regarding the known environmental issues at the property. Management believes that an agreement of this sort, which remains subject to final negotiation, would facilitate a sale of the property to a third party, maximize the value of the Partnership's interest and be in the best interests of the Limited Partners.

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

      The occupancy level at the Northeast Plaza Shopping Center in Sarasota, Florida, remained at 100% for the quarter ended June 30, 2000. During the first quarter of fiscal 2000, a lease with one tenant occupying 1,200 square feet was renewed. During the second quarter, the property's leasing team worked with five tenants occupying a total of 6,800 square feet on renewals of their leases which were scheduled to expire within the next year. Four of these tenants, representing 5,600 square feet, renewed their leases during the second quarter. Negotiations with the fifth tenant on a possible renewal continued during the third quarter.

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

      During the quarter ended June 30, 1999, the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appears to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirmed the presence of the contamination, described the location of elevated contaminant concentrations, and outlined an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed by the Partnership's own environmental consultants. On April 6, 2000, the Partnership submitted a Supplemental Site Assessment Report further defining the nature and extent of the contamination. In early May 2000, the Partnership's environmental consultant prepared a Remedial Action Plan and submitted the Plan to the state regulatory authority for review and approval. Assuming the Plan is approved by the state regulatory authority, the environmental consultant has proposed to implement the Plan at a cost of approximately $1.2 million. In addition, if appropriate, the Partnership will secure an insurance policy at a price of approximately $100,000 to cover possible cost overruns on the cleanup process. Such an insurance policy, which could be issued in the first instance to a purchaser of the Northeast Plaza property or modified to cover such a purchaser, is intended to facilitate a near-term sale of the property. While the Partnership believes that the environmental response costs should be the responsibility of the lessee under the terms of the master lease, the Partnership is proceeding on its own to address this matter in order to protect its investment. The prospects for any future recoveries of these costs are uncertain at the present time. The Partnership accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding this contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. Based on preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believed that the scope of the remediation work would be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Based on the final cost estimates of the environmental consultant and the quotes received for the insurance policy referred to above, the Partnership accrued another $350,000 of environmental remediation expenses during the quarter ended June 30, 2000, bringing the total accrued expenses to $1,650,000. Through June 30, 2000, the Partnership had incurred actual legal and environmental testing expenses of $353,000 in connection with this situation. The remaining balance of the accrued liability of $1,297,000 is included in the balance of accrued expenses on the accompanying balance sheet as of June 30, 2000. This amount represents an estimate of the potential liability associated with this situation. The Partnership will continue to assess and revise this estimate as further information becomes available.

      The maturity date of the existing first mortgage loan secured by the Northeast Plaza property was March 29, 1999. The maturity date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. As noted above, however, the completion of a sale transaction has been affected by an environmental issue and did not occur by June 29, 1999. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrues at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. On January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest has continued to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments have remained at $30,000. In return for the extension, the Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000 to be payable in the event that the loan was not repaid in full by June 30, 2000. As of June 30, 2000, the loan had not been repaid because the environmental issues affecting the property, as discussed further above, have delayed the Partnership's plans to market and sell the shopping center. As a result, the loan is currently in default. The Partnership and the lender have had discussions about a further extension of the forbearance agreement, but no definitive agreement has been reached to date. There can be no assurances that the lender will agree to grant any such extension. As a result, the ultimate outcome of this situation is uncertain at the present time.

      The Partnership is currently awaiting formal approval of the Remedial Action Plan by the state regulatory authority. In the interim, the Partnership has initiated efforts to market and sell the Northeast Plaza property on terms that would allocate to the purchaser responsibility for pre-existing environmental conditions. During the quarter ended June 30, 2000, the Partnership and the master lessee terminated discussions regarding a potential sale of the property to the lessee and began discussing the possibility of terminating the master lease agreement in return for releasing the lessee from any liability regarding the known environmental issues at the property. Management believes that an agreement of this sort, which remains subject to final negotiation, would facilitate a sale of the property to a third party, maximize the value of the Partnership's interest and be in the best interests of the Limited Partners.

      At June 30, 2000, the Partnership had available cash and cash equivalents of $447,000. Such cash and cash equivalents will be used for the working capital requirements of the Partnership and to pay for environmental remediation expenses related to the Northeast Plaza Shopping Center prior to the planned sale of the property. The source of future liquidity and distributions to the partners is expected to be from cash generated from the operations of the Partnership's remaining income-producing investment property and proceeds received from the sale or refinancing of such property. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs through its expected liquidation date.

Results of Operations
Three Months Ended June 30, 2000
--------------------------------

      The Partnership reported a net loss of $330,000 for the three months ended June 30, 2000, as compared to a net loss of $957,000 for the same period in the prior year. This decrease in the Partnership's net loss was primarily the result of the accrual of the initial $1 million estimate of environmental remediation expenses for the Northeast Plaza property which was made during the quarter ended June 30, 1999. During the current quarter, an additional accrual of $350,000 was made for environmental remediation expenses, as discussed further above. In addition, an increase of $26,000 in interest expense also contributed to the increase in net loss for the current three-month period. Interest expense increased due to the higher interest rate on the outstanding mortgage note payable called for under the terms of the forbearance agreement discussed further above.

Nine Months Ended June 30, 2000
-------------------------------

      The Partnership reported a net loss of $578,000 for the nine months ended June 30, 2000, as compared to net income of $1,773,000 for the same period in the prior year. This $2,351,000 unfavorable change in net operating results was primarily attributable to the gain of $2,661,000 realized in the prior year from the Briarwood note settlement, as discussed further in Note 3 to the accompanying financial statements. The impact of the Briarwood gain was partially offset by a decrease of $350,000 in Northeast Plaza environmental remediation expenses for the current nine-month period. The decline in environmental remediation expenses, as discussed further above, represents the difference between the initial $1 million estimate of expenses made during the prior year and the additional accruals totalling $650,000 that have been made during fiscal 2000 as further information on the extent of the contamination and the scope of the required cleanup work has become available. In addition, an increase of $49,000 in interest expense also contributed to the unfavorable change in the Partnership's net operating results for the current nine-month period. Interest expense increased due to the higher interest rate on the outstanding mortgage note payable called for under the terms of the forbearance agreement discussed further above.




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



Date:  August 17, 2000