Form 10-K405
period 2000-09-30
PAINEWEBBER INCOME PROPERTIES THREE LTD PARTNERSHIP
filed 2000-12-29
CIK 318016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR FISCAL YEAR ENDED: SEPTEMBER 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to _________.

Commission File Number:  0-10979
                         -------

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               13-3038189
-----------------------                                    -----------------
(State of organization)                                    (I.R.S. Employer
                                                           Identification No.)

265 Franklin Street, Boston, Massachusetts                        02110
------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code:  (617) 439-8118
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
Title of each class                                      on which registered
-------------------                                    -----------------------
     None                                                       None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                 Form 10-K Reference
---------                                                 -------------------
Prospectus of registrant dated                                 Part IV
December 3, 1980, as supplemented

Current Report on Form 8-K of                                  Part IV
registrant dated October 12, 2000

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                 2000 FORM 10-K

                                TABLE OF CONTENTS

Part   I                                                                 Page
--------                                                                 ----

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

Item  7A          Market Risk Disclosures                                II-5


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

Item 14           Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                            IV-1

Signatures                                                               IV-2

Index to Exhibits                                                        IV-3

Financial Statements and Supplementary Data                       F-1 to F-25

                                     PART I
                                     ------

Item 1.  Business
-----------------

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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties. As discussed below, through September 30, 2000 four of the operating properties had been sold, and the Partnership sold its interest in another joint venture to its co-venture partner during fiscal 1997. As of September 30, 2000, the Partnership owned directly the property set forth in the following table:

Name of Joint Venture                       Date of
Name and Type of Property                Acquisition of       Type of
Location                           Size    Interest         Ownership (1)
-------------------------------    ----   ----------    -----------------------

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

     Subsequent to year end, on October 12, 2000, the Partnership sold the wholly-owned Northeast Plaza Shopping Center to an unrelated third party for a gross sale price of $3,712,500. After deducting closing costs of $32,000, net property proration adjustments totalling $126,000 and the prepayment of the first mortgage debt and accrued interest secured by the property of approximately $758,000, the Partnership received net sale proceeds of approximately $2,796,000. The Partnership was entitled to 100% of these net sale proceeds because the master lease agreement which had covered the Northeast Plaza property was terminated prior to the sale. As of August 1, 2000, the master lease agreement was terminated in return for the Partnership's release of the master lessee from any liability regarding the known environmental issues at the property. As discussed further below, as part of the October 12, 2000 sale transaction the Partnership was indemnified by the buyer against claims arising from the known environmental problems at the Northeast Plaza property. As previously reported, the Partnership had been focusing on a sale of the Northeast Plaza Shopping Center, its remaining real estate investment, and a liquidation of the Partnership. With the sale of the Northeast Plaza property completed, the Partnership is currently proceeding with an orderly liquidation. On November 15, 2000, a Liquidating Distribution, which included the net proceeds of the Northeast Plaza transaction, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, was paid to unitholders of record as of the October 12, 2000 sale date. The formal liquidation of the Partnership will be completed prior to the end of calendar year 2000.

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

(1) provide the Limited Partners with cash distributions which, to some extent, would not constitute taxable income;

(2) preserve and protect Limited Partners' capital; (3) achieve long-term appreciation in the value of its properties; and (4) provide a build up of equity through the reduction of mortgage loans on its properties.

      Through September 30, 2000, the Limited Partners had received cumulative cash distributions totalling approximately $39,455,000, or approximately $1,858 per original $1,000 investment for the Partnership's earliest investors. In addition, as noted above, on November 15, 2000 the Partnership made a Final Distribution of approximately $2,451,000, or $113.74 per original $1,000 investment, as a result of the sale of the Northeast Plaza Shopping Center. Of the total distributions paid through September 30, 2000, approximately $7,516,000, or $348.75 per original $1,000 investment, represents proceeds from the sale of the Briarwood and Gatewood Apartments in fiscal 1985; approximately $108,000, or $5 per original $1,000 investment, represents proceeds from the fiscal 1986 repayment of an additional investment that was made in Northeast Plaza; approximately $5,517,000, or $256 per original $1,000 investment, represents proceeds from the sale of the Camelot Apartments in fiscal 1996; approximately $6,147,000, or $285.25 per original $1,000 investment, represents proceeds from the sale of the Partnership's interest in the Pine Trail Shopping Center during fiscal 1997; approximately $2,284,000, or $106.00 per original $1,000 investment, represents proceeds from the sale of the Central Plaza Shopping Center during fiscal 1998; and approximately $2,500,000, or $116 per original $1,000 investment, represents the proceeds from the assignment of the subordinated mortgage note received as part of the December 1984 sale of Briarwood and Gatewood apartment properties in February 1999. The remaining distributions have been made from the net operating cash flow of the Partnership. A substantial portion of such distributions was sheltered from current taxable income. In addition to returning 100% of the Limited Partners' original invested capital from the capital transactions described above, the Partnership paid out the equivalent of a 7% cumulative annual return to the Limited Partners over the life of the Partnership.

      As discussed further in Item 7 and the notes to the financial statements accompanying this Annual Report, management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the groundwater in the vicinity of the station. Since the time that the contamination was discovered, Mobil Oil Corporation ("Mobil") has investigated the problem and is progressing with efforts to remedy the soil and groundwater contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained an indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer, or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, Mobil disagreed as to the extent of the indemnification and refused to compensate the Partnership for any of its damages.

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

      During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee was unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the quarter ended December 31, 1999, the Partnership proposed a settlement agreement which resulted in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the terms of the settlement agreement, which was finalized in September 2000, Mobil remained subject to the injunctive order, and the cleanup was to proceed as set forth in the court order. In accordance with the Northeast Plaza purchase and sale agreement, all liabilities associated with the pre-existing environmental conditions at the property were transferred to the buyer at the time of the October 12, 2000 sale, and the buyer agreed to indemnify the Partnership against claims arising from known environmental problems. In addition, for the purpose of addressing risks relating to cleanup cost overruns and any unknown environmental conditions, the buyer purchased environmental insurance under which the Partnership is included as an additional insured. As a result, the Partnership is free to proceed with its planned liquidation.

      The Partnership had no real estate investments located outside the United States. The Partnership was engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable.

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


Item 2.  Properties
-------------------

      As of September 30, 2000, the Partnership owned one property directly. Such property is referred to under Item 1 above to which reference is made for the name, location and description of the property. As discussed in Item 1, this property was sold subsequent to the fiscal year end, on October 12, 2000.

      Occupancy figures for each fiscal quarter during 2000, along with an average for the year, are presented below for the property:

                                              Percent Leased At
                                 -----------------------------------------------
                                                                     Fiscal 2000
                                 12/31/99  3/31/00  6/30/00  9/30/00   Average
                                 --------  -------  -------  -------   -------

Northeast Plaza Shopping Center    100%      100%     100%     100%      100%


Item 3.  Legal Proceedings
--------------------------

Mobil Oil Corporation Litigation
--------------------------------

      As discussed further in Item 7, during fiscal 1993 the Partnership filed suit against Mobil Oil Corporation because of Mobil's failure to compensate the Partnership under the terms of an indemnification agreement between the parties related to the soil and ground water contamination affecting the Partnership's Northeast Plaza Shopping Center investment. Management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks of a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the problem and is progressing with efforts to remediate the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection,
which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, Mobil disagreed as to the extent of the indemnification and refused to compensate the Partnership for any of its damages. During the first quarter of fiscal 1993, the Partnership filed suit against Mobil for breach of indemnity and property damage. On April 28, 1995, Mobil was successful in obtaining a Partial Summary Judgment which removed the case from the Federal Court system. Subsequently, the Partnership filed an action in the Florida State Court system. This action was for substantially all of the same claims and utilized the substantial discovery and trial preparation work already completed for the Federal case. During November 1996, the Partnership and Mobil attempted to settle the action through mediation. A settlement was not achieved. Mobil's proposal to settle the case, which included a proposed purchase of the contaminated portion of the Northeast Plaza property from the Partnership, failed due to Mobil's inability to obtain a zoning variance which was necessary to make such a transaction possible. The Partnership sought judgment against Mobil which would award the Partnership compensatory damages, costs, attorneys' fees and such other relief as the Court may deem proper.

     A jury trial against Mobil Oil Corporation took place during the two-week period ended April 17, 1998, in state court in Sarasota, Florida. The Partnership sought an injunctive order to force Mobil to clean up the contamination and sought to recover damages suffered by the Partnership as a result of the contamination. During trial, Mobil stipulated to the entry of an injunctive order compelling Mobil to continue the cleanup until state water quality standards are achieved. As previously reported, the Partnership had obtained a summary judgment as to liability on its claims for trespass and nuisance. The issues of damages on these two counts, as well as the Partnership's breach of contract claim, were submitted to the jury. On April 17, 1998, the jury returned a verdict in favor of the defendant, Mobil. The Partnership's subsequent motion for a new trial was not granted. A final judgment in favor of Mobil as to the Partnership's damages claims has been entered with the Court. In addition, a final judgment compelling Mobil to cleanup the contamination at the Northeast Plaza Shopping Center was entered with the Court. The Partnership subsequently began the process of appealing the judgment pertaining to its damages claims and Mobil filed a cross-appeal challenging the scope of the injunctive order. During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Item 7, the master-lessee was unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the quarter ended December 31, 1999, the Partnership proposed a settlement agreement which resulted in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the terms of the settlement agreement, which was finalized in September 2000, Mobil remained subject to the injunctive order, and the cleanup was due to proceed as set forth in the court order.

     As discussed further in Items 1 and 7, the Northeast Plaza property was sold subsequent to the fiscal year-end, on October 12, 2000. The settlement agreement described above was not affected by the sale, and Mobil remains subject to the injunctive order. Furthermore, the Partnership was indemnified by the buyer of Northeast Plaza against claims arising from the known environmental problems at the property and was named as an additional insured on an insurance policy purchased by the buyer which covers potential cleanup cost overruns and any unknown environmental conditions. Accordingly, subsequent to the sale of the Northeast Plaza property, the Partnership was free to proceed with an orderly liquidation (see Item 7).

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.

                                     PART II
                                     -------

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters
----------------------------------------------------------------------

      At September 30, 2000, there were 1,495 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. Upon request, the General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 2000.


Item 6.  Selected Financial Data
--------------------------------

            Paine Webber Income Properties Three Limited Partnership
                      (In thousands, except per Unit data)

                                       Years Ended September 30,
                          ----------------------------------------------------
                             2000      1999      1998      1997      1996
                             ----      ----      ----      ----      ----

Revenues                   $  618     $  534    $  714    $  579    $  562

Operating loss             $ (506)    $ (913)   $ (116)   $ (130)   $  (80)

Partnership's share of
 ventures' income (loss)        -          -    $ (155)   $  403    $  696

Gain on sale of joint
  venture interest              -          -         -    $3,565         -

Partnership's share of gain
 on sale of operating
 investment property            -          -    $2,391         -    $5,926

Gain on sale of operating
 investment property            -     $2,661         -         -         -

Net income (loss)          $ (506)    $1,748    $2,120    $3,838    $6,542

Per Limited Partnership
 Unit:
   Net income (loss)      $(23.24)   $ 80.30   $ 97.41   $176.32   $300.56

   Cash distributions
    from operations        $ 2.62    $  5.24   $  8.81   $ 19.52   $ 19.40

   Cash distributions from
    sale transactions           -    $116.00   $106.00   $285.25   $256.00

Total assets               $3,779    $ 4,152   $ 4,367   $ 4,767   $ 7,645

Mortgage note payable      $  755    $   967   $ 1,124   $ 1,278   $ 1,420

      The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

      The above per Limited Partnership Unit information is based upon the 21,550 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Partnership offered limited partnership interests to the public from December 1980 to December 1981 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $21,550,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $18,802,000 was originally invested in six operating investment properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 2000, the three multi-family apartment properties had been sold, the Partnership sold its interest in one of the retail shopping centers to its co-venture partner during fiscal 1997, and another retail shopping center was sold to an unrelated third party during fiscal 1998. The one remaining retail property was the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida. Subsequent to year end, on October 12, 2000, the Partnership sold the wholly-owned Northeast Plaza Shopping Center to an unrelated third party for a gross sale price of $3,712,500. After deducting closing costs of $32,000, net property proration adjustments totalling $126,000 and the prepayment of the first mortgage debt and accrued interest secured by the property of approximately $758,000, the
Partnership received net sale proceeds of approximately $2,796,000. The Partnership was entitled to 100% of these net sale proceeds because the master lease agreement which had covered the Northeast Plaza property had been terminated prior to the sale. As of August 1, 2000, the master lease agreement was terminated in return for the Partnership's release of the master lessee from any liability regarding the known environmental issues at the property. As discussed further below, as part of the October 12, 2000 sale transaction the Partnership was indemnified by the buyer against claims arising from the known environmental problems at the Northeast Plaza property. As previously reported, the Partnership had been focusing on a sale of the Northeast Plaza Shopping Center, its remaining real estate investment, and a liquidation of the Partnership. With the sale of the Northeast Plaza property completed, the Partnership is currently proceeding with an orderly liquidation. On November 15, 2000, a Liquidating Distribution, which included the net proceeds of the Northeast Plaza transaction, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, was paid to unitholders of record as of the October 12, 2000 sale date. The Final Distribution amount of approximately $2,451,000, or $113.74 per original $1,000 investment, was comprised of $94.74 from the sale of the Northeast Plaza property and $19.00 of remaining Partnership reserves.

      In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's Adjusted Capital
Contributions, as defined in the Partnership Agreement. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to 0.75% of the selling prices of all of the properties in the portfolio. Pursuant to this provision, a total of approximately $380,000 was paid to the Adviser as a real estate brokerage commission. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partner. Including the Final Liquidating Distribution discussed further above, Limited Partners who acquired their Units during the original offering period received a full return of their original capital contributions, their cumulative preferred return of 7%, as defined in the Partnership Agreement, and their proportionate share of approximately $2.1 million which represents an 85% share in the remaining sale or refinancing proceeds after the payment of the brokerage commission to the Adviser. The General Partner of the Partnership received a total of approximately $375,000 as their 15% residual share noted above. Prior to the Final Distribution, all sale and refinancing proceeds were distributed 100% to the Limited Partners. Pursuant to the settlement of the consolidated class action involving certain PaineWebber affiliated Limited Partnerships, including the Partnership, all net commissions and distributions paid to the Adviser and to the General Partner of the Partnership have been assigned to an escrow account for the benefit of the class members.

     As previously reported, during the quarter ended June 30, 1999 the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appeared to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirmed the presence of the contamination, described the location of elevated contaminant concentrations, and outlined an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed by the Partnership's own environmental consultants. On April 6, 2000, the Partnership submitted a Supplemental Site Assessment Report further defining the nature and extent of the contamination. In early May 2000, the Partnership's environmental consultant prepared a Remedial Action Plan and submitted the Plan to the state regulatory authority for review and approval. During the fourth quarter of fiscal 2000, the Plan was effectively approved by the state regulatory authority subject to the execution of a voluntary cleanup agreement with the state. The Partnership's environmental consultant had proposed to implement the Plan at a cost of approximately $1.2 million.

      However, while awaiting the approval of the Plan, the Partnership had also initiated efforts to market and sell the Northeast Plaza property on terms that would allocate to the purchaser responsibility for pre-existing environmental conditions. In July 2000, the Partnership distributed four sales packages to prospective purchasers who were targeted as potential buyers of property with pre-existing environmental conditions. As a result of that effort, three offers were received. After evaluating the offers and the strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was subsequently negotiated and signed on August 31, 2000 with this prospective third-party buyer. After completing its due diligence work in September 2000, the prospective buyer made two non-refundable deposits totalling $200,000. The transaction closed as described above on October 12, 2000. In accordance with the Northeast Plaza purchase and sale agreement, all liabilities associated with the pre-existing environmental conditions at the property were transferred to the buyer at the time of the sale, and the buyer agreed to indemnify the Partnership against claims arising from known environmental problems. In addition, for the purpose of addressing risks relating to cleanup cost overruns and any unknown environmental conditions, the buyer purchased environmental insurance under which the Partnership is included as an additional insured. As a result, the Partnership is free to proceed with its planned liquidation which will be completed prior to the end of calendar year 2000.

     The Partnership had accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding the Northeast Plaza dry cleaner contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. Based on the preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believed that the scope fo the remediation work would be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Based on the final cost estimates of the environmental consultant, the Partnership accrued another $350,000 of environmental remediation expenses during the quarter ended June 30, 2000, bringing the total accrued expenses to $1,650,000. Through September 30, 2000, the Partnership had incurred actual legal and environmental testing expenses of $465,000 in connection with this situation (including $386,000 incurred in fiscal 2000). The remaining balance of the accrued liability of $1,185,000 is included in the balance of accrued expenses on the accompanying balance sheet as of September 30, 2000. As noted above, the Partnership was indemnified by the buyer of Northeast Plaza against claims arising from the known environmental problems at the property and was named as an additional insured on an insurance policy purchased by the buyer which covers potential cleanup cost overruns and any unknown environmental conditions. Since the Partnership has no further liability for any environmental expenses under the terms of the Northeast Plaza sale agreement, the remaining balance of the accrued liability of $1,185,000 will be recovered on the Partnership's income statement for period ending December 31, 2000.

      At September 30, 2000, the Partnership had available cash and cash equivalents of $514,000. Such cash and cash equivalents, along with the net proceeds received subsequent to year-end in connection with the sale of Northeast Plaza, were used for the working capital requirements of the Partnership and to pay for final liquidation-related expenses. The remainder was paid out to the General Partner, the Limited Partners and the Adviser in accordance with the Partnership Agreement, as described in more detail above.

Results of Operations
2000 Compared to 1999
---------------------

     The Partnership reported a net loss of $506,000 for the year ended September 30, 2000, as compared to net income of $1,748,000 for the prior year. This $2,254,000 unfavorable change in net operating results was primarily attributable to the gain of $2,661,000 realized in the prior year from the Briarwood note settlement, as discussed further in Note 6 to the accompanying financial statements. The impact of the Briarwood gain was partially offset by a decrease of $350,000 in Northeast Plaza environmental remediation expenses for the current year. The decline in environmental remediation expenses, as discussed further above, represents the difference between the initial $1 million estimate of expenses made during the prior year and the additional accruals totalling $650,000 that were made during fiscal 2000 as further information on the extent of the contamination and the scope of the required cleanup work became available. In addition, an increase of $36,000 in interest expense and a decline of $19,000 in interest and other income also contributed to the unfavorable change in the Partnership's net operating results for the current year. Interest expense increased due to the higher interest rate on the outstanding mortgage note payable called for under the terms of the forbearance agreement discussed further in Note 7 to the accompanying financial statements. Interest income declined due to a reduction in the average outstanding balance of the Partnership's cash reserves during fiscal 2000. An increase in rental revenues, net of additional property-related expenses, in fiscal 2000 resulting from the termination of the Northeast Plaza master lease agreement on August 1, 2000, partially offset these unfavorable changes in net income. As discussed further above, the master lease was terminated during fiscal 2000 in return for the Partnership's release of the master lessee from any liability regarding the known environmental issues at the property. Subsequent to the master lease termination, the income from the individual tenant leases at the property, net of property operating expenses, was higher than the master lease payments that the Partnership had been receiving.

1999 Compared to 1998
---------------------

      The Partnership's net income decreased by $372,000 during fiscal 1999, when compared to the prior year. This decrease in net income was mainly due to an increase of $797,000 in the Partnership's operating loss. This increase in the Partnership's operating loss was primarily the result of an increase in general and administrative expenses due to the $1 million accrual made by the Partnership in fiscal 1999 for potential costs associated with the dry cleaner contamination issue at the Northeast Plaza Shopping Center, as described further above. Overall general and administrative expenses increased by only $624,000 in fiscal 1999, despite this $1 million accrual, mainly due to a reduction in legal fees associated with the Mobil litigation referred to above. In addition, interest income decreased by $180,000 for fiscal 1999, due to the interest earned during the fiscal 1998 on the Central Plaza Shopping Center sale proceeds prior to the distribution to the Limited Partners which occurred in April 1998.

      A $270,000 increase in gains realized from the sales of operating investment properties and a $155,000 decrease in the Partnership's share of venture's losses partially offset the unfavorable change in operating loss for fiscal 1999. The increase in gains on sales of operating investment properties represents the difference between the $2,661,000 gain realized due to the Briarwood note settlement in fiscal 1999 and the $2,391,000 gain realized on the sale of the Central Plaza Shopping Center in fiscal 1998. The decrease in the Partnership's share of venture's losses resulted from the sale of the Central Plaza property on March 3, 1998, as discussed further in Note 5 to the accompanying financial statements. As a result, there was no income or loss from joint venture operations for the year ended September 30, 1999.

1998 Compared to 1997
---------------------

      The Partnership's net income decreased by $1,718,000 during fiscal 1998, when compared to the prior year. The decrease in the Partnership's net income for fiscal 1998 was primarily the result of the Partnership's share of the gain from the sale of its interest in the Pine Trail joint venture in fiscal 1997, which totalled $3,565,000. During fiscal 1998, the Partnership realized a gain of $2,391,000 from the sale of the Central Plaza Shopping Center. In addition to this decrease in gain realized from sales of $1,174,000, an unfavorable change in the Partnership's share of ventures' income (loss) of $558,000 also contributed to the decline in net income for fiscal 1998. The Partnership reported a loss from its share of ventures' operations of $155,000 during the year ended September 30, 1998 as compared to income of $403,000 during fiscal 1997. This unfavorable change was mainly due to the inclusion of the operating results of the Pine Trail joint venture in the fiscal 1997 results. The Partnership sold its interest in Pine Trail in August of 1997. As a result, the fiscal 1998 results reflect only the net operating losses of the Central Plaza joint venture prior to the sale of the property on March 3, 1998.

      The Partnership's operating loss decreased by $14,000 in fiscal 1998. Operating loss decreased due to an increase in interest and other income of $135,000 and a decline in management fee expense of $13,000. Interest income increased due to the interest payment received on the Briarwood note in fiscal 1998, as discussed further above. Management fee expense decreased primarily due to the sales of Pine Trail and Central Plaza which reduced the Partnership's operating cash flow, upon which such fees were based. In addition, interest expense decreased by $13,000 as a result of the scheduled principal amortization on the outstanding mortgage loan payable secured by Northeast Plaza. The increase in interest income and the decreases in management fees and interest expense were partially offset by an increase of $147,000 in general and administrative expenses. General and administrative expenses increased mainly due to a $196,000 increase in legal fees as a result of the continued litigation against Mobil Oil Corporation and the litigation initiated in fiscal 1998 related to the Briarwood/Gatewood note receivable, as discussed further in the notes to the accompanying financial statements.

Inflation
---------

      The Partnership completed its nineteenth full year of operations as of September 30, 2000 and the effects of inflation and changes in prices on revenues and expenses through that date and for the period through the date of the Partnership's liquidation have not been significant.


Item 7A.  Market Risk Disclosures
---------------------------------

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents and a mortgage note payable. The cash equivalents were invested exclusively in short-term money market instruments and the long-term debt consisted exclusively of a fixed rate obligation. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts and the Partnership's subsequent liquidation, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The financial statements and supplementary data are included under Item 14 of this Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

      None.

                                    PART III
                                    --------


Item 10.  Directors and Principal Executive Officers of the Partnership
-----------------------------------------------------------------------

      The General Partner of the Partnership is Third Income Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by the Adviser pursuant to an advisory contract.

      (a) and (b) The names and ages of the directors and principal executive officers of the General Partner of the Partnership are as follows:

                                                                   Date elected
      Name                      Office                    Age       to Office
      ----                      ------                    ---       ---------

Bruce J. Rubin          President and Director             41        8/22/96
Terrence E. Fancher     Director                           47       10/10/96
Walter V. Arnold        Senior Vice President
                          and Chief Financial Officer      53       10/29/85
Thomas W. Boland        Vice President and Controller      38        12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 2000, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.


Item 11.  Executive Compensation
--------------------------------

      The directors and officers of the Partnership's General Partner receive no current or proposed remuneration from the Partnership. The Partnership is required to pay certain fees to the Adviser, and the General Partners are entitled to receive a share of cash distributions and a share of profits or losses. These items are described under Item 13.

      The Partnership paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 3% to 5% per annum on remaining invested capital over the past five years. Quarterly distributions of net operating cash flow were suspended after the payment made on February 15, 2000 for the quarter ended December 31, 1999. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly, no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

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

      All distributable cash, as defined, for each fiscal year was distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partner. In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's Adjusted Capital Contributions, as defined in the Partnership Agreement. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to 0.75% of the selling prices of all of the properties in the portfolio. Pursuant to this provision, a total of approximately $380,000 was paid to the Adviser as a real estate brokerage commission. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partner. Including the Final Liquidating Distribution discussed further above, Limited Partners who acquired their Units during the original offering period received a full return of their original capital contributions, their cumulative preferred return of 7%, as defined in the Partnership Agreement, and their proportionate share of approximately $2.1 million which represents an 85% share in the remaining sale or refinancing proceeds after the payment of the brokerage commission to the Adviser. The General Partner of the Partnership received a total of approximately $375,000 as their 15% residual share noted above. Prior to the Final Distribution, all sale and refinancing proceeds were distributed 100% to the Limited Partners. Pursuant to the settlement of the consolidated class action involving certain PaineWebber affiliated Limited Partnerships, including the Partnership, all net commissions and distributions paid to the Adviser and to the General Partner of the Partnership have been assigned to an escrow account for the benefit of the class members.

     In connection with investing Partnership Capital, the Adviser received acquisition fees of 9% of the gross proceeds from the sale of Partnership Units. In connection with the sale of each property, the Adviser is entitled to receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to 0.75% of the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners. As noted above, the Adviser received a disposition fee of approximately $380,000 upon the liquidation of the Partnership.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. Management fees earned by the Adviser totalled $1,000 and $4,000 for the years ended September 30, 2000 and 1999, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions were no longer being paid, no management fees have been earned by the Adviser subsequent to the quarter ended December 31, 1999. Accounts payable - affiliates at September 30, 1999 consisted of $1,000 of management fees payable to the Adviser. No incentive management fees were earned during the year ended September 30, 2000.

      An affiliate of the General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 2000 is $76,000, representing reimbursements to this affiliate for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 2000. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

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

   (b) A Current Report on Form 8-K dated October 12, 2000 was filed subsequent to the year ended September 30, 2000 to report the sale of the Partnership's final asset and is hereby incorporated herein by reference.

   (c)  Exhibits

             See (a) (3) above.

   (d)  Financial Statement Schedules

             See (a) (1) and (2) above.

                                   SIGNATURES
                                   ----------

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

Dated:  December 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By:/s/ Bruce J. Rubin                           Date: December 29, 2000
   --------------------                               -----------------
   Bruce J. Rubin
   Director

By:/s/ Terrence E. Fancher                      Date: December 29, 2000
   ------------------------                           -----------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K

                                 Item 14(a)(3)

               PAINE WEBBER PROPERTIES THREE LIMITED PARTNERSHIP

                               INDEX TO EXHIBITS
                               -----------------

                                                      Page Number in the Report
Exhibit No.  Description of Document                   or Other Reference
-----------  --------------------------------------   ------------------------

(3) and (4)  Prospectus of the Registrant              Filed with the Commission
             dated December 3, 1980, supplemented,     pursuant to Rule 424(c)
             with particular reference to the          and incorporated herein
             Restated Certificate and Agreement        by reference.
             Limited Partnership.


(10)         Material contracts previously filed as    Filed with the Commission
             exhibits to registration statements and   pursuant to Section 13 or
             amendments thereto of the registrant      15(d) of the Securities
             together with all such contracts filed    Exchange Act of 1934 and
             as exhibits of previously filed Forms     incorporated herein by
             8-K and Forms 10-K are hereby             reference.
             incorporated herein by reference.


(13)         Annual Reports to Limited Partners        No Annual Report for the
                                                       year ended September 30,
                                                       2000 has been sent to the
                                                       Limited Partners. An
                                                       Annual Report will be
                                                       made available to the
                                                       Limited Partners
                                                       subsequent to this
                                                       filing.

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

                           ANNUAL REPORT ON FORM 10-K

                        Item 14(a) (1) and (2) and 14(d)
                        --------------------------------

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                     Reference
                                                                     ---------

Paine Webber Income Properties Three Limited Partnership:
---------------------------------------------------------

    Report of independent auditors                                      F-2

    Balance sheets at September 30, 2000 and 1999                       F-3

    Statements of operations for the years ended September 30, 2000,
         1999 and 1998                                                  F-4

    Statements of changes in partners' capital for the years ended
         September 30, 2000, 1999 and 1998                              F-5

    Statements of cash flows for the years ended September 30, 2000,
         1999 and 1998                                                  F-6

    Notes to financial statements                                       F-7

    Schedule III - Real Estate and Accumulated Depreciation             F-17


Combined Joint Ventures of PaineWebber Income Properties Three
   Limited Partnership
--------------------------------------------------------------

    Report of independent auditors                                      F-18

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

                         REPORT OF INDEPENDENT AUDITORS


The Partners of
Paine Webber Income Properties Three Limited Partnership:

     We have audited the accompanying balance sheets of Paine Webber Income Properties Three Limited Partnership as of September 30, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paine Webber Income Properties Three Limited Partnership at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                     /s/ ERNST & YOUNG LLP
                                     ---------------------
                                     ERNST & YOUNG LLP





Boston, Massachusetts
December 15, 2000

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           September 30, 2000 and 1999
                     (In thousands, except per Unit amounts)


                                     ASSETS
                                     ------

                                                     2000           1999
                                                     ----           ----

Operating investment property, at cost:

   Land                                            $     950      $     950
   Building and improvements                           4,088          4,088
                                                   ---------      ---------
                                                       5,038          5,038
   Less accumulated depreciation                      (1,797)        (1,695)
                                                   ---------      ---------
      Net operating investment property                3,241          3,343

Cash and cash equivalents                                514            809
Prepaid expenses                                          24              -
                                                   ---------      ---------
                                                   $   3,779      $   4,152
                                                   =========      =========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

Accounts payable - affiliates                      $       -      $       1
Accounts payable and accrued expenses                  1,318            979
Security deposits                                         14              -
Other liabilities                                         50              -
Mortgage note payable in default                         755            967
                                                   ---------      ---------
      Total liabilities                                2,137          1,947


Partners' capital:
  General Partner:
     Capital contribution                                  1              1
     Cumulative net income                               217            222
     Cumulative cash distributions                      (155)          (155)

  Limited Partners ($1,000 per Unit; 21,550
   Units issued):
     Capital contributions, net of offering costs     19,397         19,397
     Cumulative net income                            21,637         22,138
     Cumulative cash distributions                   (39,455)       (39,398)
                                                   ---------      ---------
      Total partners' capital                          1,642          2,205
                                                   ---------      ---------
                                                   $   3,779      $   4,152
                                                   =========      =========












                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                              STATEMENTS OF OPERATIONS
              For the years ended September 30, 2000, 1999 and 1998
                     (In thousands, except per Unit amounts)


                                            2000        1999        1998
                                            ----        ----        ----
Revenues:

   Rental revenues                      $    581    $    478    $    478
   Interest and other income                  37          56         236
                                        --------    --------    --------
                                             618         534         714

Expenses:

   Interest expense                          159         123         130
   Management fees                             1           4           4
   Depreciation expense                      102         102         102
   Property operating expenses                22           -           -
   Real estate taxes                          18           -           -
   General and administrative                172         218         594
   Environmental remediation expenses        650       1,000           -
                                        --------    --------    --------
                                           1,124       1,447         830
                                        --------    --------    --------

Operating loss                              (506)       (913)       (116)

Partnership's share of ventures'
  income (loss)                                -           -        (155)

Partnership's share of gain on sale
  of operating investment property (net
  of write-off of unamortized excess
  basis of $19 in 1998)                        -           -       2,391

Gain on sale of operating investment
  property                                     -       2,661           -
                                        --------    --------    --------

Net income (loss)                       $   (506)   $  1,748    $  2,120
                                        ========    ========    ========


Net income (loss) per Limited
  Partnership Unit                      $ (23.24)   $  80.30    $  97.41
                                        ========    ========    ========

Cash distributions per Limited
  Partnership Unit                      $   2.62    $ 121.24    $ 114.81
                                        ========    ========    ========


     The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 21,550 Limited Partnership Units outstanding during each year.

                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended September 30, 2000, 1999 and 1998
                                 (In thousands)


                                          General     Limited
                                          Partner     Partners        Total
                                          -------     --------        -----

Balance at September 30, 1997             $    33     $  3,394       $ 3,427

Cash distributions                             (2)      (2,474)       (2,476)

Net income                                     21        2,099         2,120
                                          -------     --------       -------

Balance at September 30, 1998                  52        3,019         3,071

Cash distributions                             (1)      (2,613)       (2,614)

Net income                                     17        1,731         1,748
                                          -------     --------       -------

Balance at September 30, 1999                  68        2,137         2,205

Cash distributions                              -          (57)          (57)

Net loss                                       (5)        (501)         (506)
                                          -------     --------       -------

Balance at September 30, 2000             $    63     $  1,579       $ 1,642
                                          =======     ========       =======

























                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              For the years ended September 30, 2000, 1999 and 1998
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                2000        1999        1998
                                                ----        ----        ----

Cash flows from operating activities:
   Net income (loss)                          $  (506)   $  1,748    $  2,120
   Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities:
      Depreciation                                102         102         102
      Amortization of deferred financing costs      -          11          21
      Partnership's share of ventures' income
       (loss)                                       -           -         155
      Partnership's share of gain on sale
        of operating investment property            -           -      (2,391)
      Gain on sale of operating investment
        property                                    -      (2,661)          -
      Changes in assets and liabilities:
         Prepaid expenses                         (24)          -           -
         Accounts payable - affiliates             (1)          -          (3)
         Accounts payable and accrued expenses    339         808         113
         Security deposits                         14           -           -
         Other liabilities                         50           -           -
                                              -------    --------    --------
           Total adjustments                      480      (1,740)     (2,003)
                                              -------    --------    --------
           Net cash (used in) provided by
             operating activities                 (26)          8         117
                                              -------    --------    --------

Cash flows from investing activities:
   Distributions from joint ventures                -           -       2,451
   Net proceeds from collection of mortgage
     note receivable                                -       2,661           -
                                              -------    --------    --------
           Net cash provided by investing
             activities                             -       2,661       2,451
                                              -------    --------    --------

Cash flows from financing activities:
   Distributions to partners                      (57)     (2,614)     (2,476)
   Principal payments on mortgage
     note payable                                (212)       (157)       (154)
                                              -------    --------    --------
           Net cash used in financing
             activities                          (269)     (2,771)     (2,630)
                                              -------    --------    --------

Net decrease in cash and cash equivalents        (295)       (102)        (62)

Cash and cash equivalents, beginning of year      809         911         973
                                              -------    --------    --------

Cash and cash equivalents, end of year        $   514    $    809    $    911
                                              =======    ========    ========

Cash paid during the year for interest        $   159    $    112    $    109
                                              =======    ========    ========









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

      The Partnership originally invested the net proceeds of the public offering, either directly or through joint venture partnerships, in six operating properties, comprised of three multi-family apartment complexes and three retail shopping centers. Through September 30, 2000, the three multi-family apartment properties had been sold, the Partnership's interest in one of the retail shopping centers was sold in fiscal 1997, and another retail shopping center was sold during fiscal 1998 (see Note 5). The one remaining retail property was the Northeast Plaza Shopping Center, a 121,000 square foot retail center located in Sarasota, Florida.

     As discussed further in Note 4, subsequent to year end, on October 12, 2000, the Partnership sold the wholly-owned Northeast Plaza Shopping Center to an unrelated third party for a gross sale price of $3,712,500. After deducting closing costs of $32,000, net property proration adjustments totalling $126,000 and the prepayment of the first mortgage debt and accrued interest secured by the property of approximately $758,000, the Partnership received net sale proceeds of approximately $2,796,000. As previously reported, the Partnership had been focusing on a sale of the Northeast Plaza Shopping Center, its remaining real estate investment, and a liquidation of the Partnership. With the sale of the Northeast Plaza property completed, the Partnership is currently proceeding with an orderly liquidation. On November 15, 2000, a Liquidating Distribution, which included the net proceeds of the Northeast Plaza transaction, along with the remaining Partnership reserves after the payment of all liquidation-related expenses, was paid to unitholders of record as of the October 12, 2000 sale date (see Note 9). The formal liquidation of the Partnership will be completed prior to the end of calendar year 2000.


2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 2000 and 1999 and revenues and expenses for each of the three years in the period ended September 30, 2000. Actual results could differ from the estimates and assumptions used.

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

     Through July 31, 2000, the Partnership's wholly-owned operating investment property was leased under a master lease agreement which covered 100% of the rentable space of the shopping center. The master lease was accounted for as an operating lease in the Partnership's financial statements. Basic rental income under the master lease was recorded on the straight-line basis. Effective August 1, 2000, the master lease was terminated and the Partnership leased retail space to individual tenants under separate operating leases. Rental income was recognized on a straight-line basis as earned. Subsequent to the termination of the master lease, the Partnership entered into a property management agreement with the former lessee. The management fees were 5% of gross receipts, as defined.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      The cash and cash equivalents appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these cash and cash equivalents approximates their fair value as of September 30, 2000 and 1999 due to the short-term maturities of these instruments. The mortgage note payable is also a financial instrument for purposes of SFAS 107. Information regarding the fair value of the Partnership's mortgage note payable is provided in Note 7.

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

     All distributable cash, as defined, for each fiscal year was distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partner. In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's Adjusted Capital Contributions, as defined in the Partnership Agreement. Then a real estate brokerage commission is payable to the Partnership's Adviser. In connection with the sale of each property, the Adviser is entitled to receive a real estate brokerage commission in an amount equal to 0.75% of the selling prices of all of the properties in the portfolio. Pursuant to this provision and subsequent to the fiscal year ended September 30, 2000, a total of approximately $380,000 was paid to the Adviser as a real estate brokerage commission. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partner. Including the Final Liquidating Distribution discussed further above, Limited Partners who acquired their Units during the original offering period received a full return of their original capital contributions, their cumulative preferred return of 7%, as defined in the Partnership Agreement, and their proportionate share of approximately $2.1 million which represents an 85% share in the remaining sale or refinancing proceeds after the payment of the brokerage commission to the Adviser. The General Partner of the Partnership received a total of approximately $375,000 as their 15% residual share noted above. Prior to the Final Distribution, all sale and refinancing proceeds were distributed 100% to the Limited Partners. Pursuant to the settlement of the consolidated class action involving certain PaineWebber affiliated Limited Partnerships, including the Partnership, all net commissions and distributions paid to the Adviser and to the General Partner of the Partnership have been assigned to an escrow account for the benefit of the class members.

     In connection with investing Partnership Capital, the Adviser received acquisition fees of 9% of the gross proceeds from the sale of Partnership Units. In connection with the sale of each property, the Adviser is entitled to receive a disposition fee, payable upon liquidation of the Partnership, in an amount equal to 0.75% of the selling price of the property, subordinated to the payment of certain amounts to the Limited Partners. As noted above, the Adviser received a disposition fee of approximately $380,000 upon the liquidation of the Partnership.

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

      Under the advisory contract, the Adviser has specific management responsibilities: to administer the day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the General Partners. The Adviser is paid a basic management fee (4% of Adjusted Cash Flow, as defined) and an incentive management fee (5% of Adjusted Cash Flow subordinated to a noncumulative annual return to the Limited Partners equal to 6% based upon their adjusted capital contribution) for services rendered. Management fees earned by the Adviser totalled $1,000, $4,000 and $4,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Regular quarterly distributions to the Limited Partners, upon which the management fees are based, were suspended effective for the quarter ended March 31, 2000. Since distributions were no longer being paid, no management fees have been earned by the Adviser subsequent to the quarter ended December 31, 1999. Accounts payable
- affiliates at September 30, 1999 consisted of $1,000 of management fees payable to the Adviser. No incentive management fees were earned during the three-year period ended September 30, 2000. Accounts payable - affiliates at September 30, 1999 consisted of management fees payable to the Adviser of $1,000.

      Included in general and administrative expenses for the years ended September 30, 2000, 1999 and 1998 is $76,000, $74,000 and $71,000, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $2,000, $2,000 and $5,000 (included in general and administrative expenses) for managing the Partnership's cash assets during fiscal 2000, 1999 and 1998, respectively.


4.  Operating Investment Property
    -----------------------------

      As of September 30, 2000, the Partnership had one wholly-owned operating investment property. On September 25, 1981, the Partnership purchased Northeast Plaza, a 67,000 square foot existing shopping center in Sarasota, Florida. Subsequent to the acquisition, the shopping center was expanded to its current size of 121,005 square feet. The aggregate cash invested by the Partnership was approximately $2,888,000 (including an acquisition fee of $268,000 paid to the Adviser). The property was acquired subject to a nonrecourse wrap-around mortgage loan of approximately $2,480,000. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by the Northeast Plaza Shopping Center, which had been in default for over two years, with a new non-recourse loan issued by the prior underlying first mortgage lender (see Note
7). The refinancing was negotiated in conjunction with a restructuring of the master lease that covered the Partnership's interest in Northeast Plaza. The master lessee was also the holder of the wraparound mortgage. As part of the refinancing, the wrap note holder applied withheld rental payments, which totalled $661,000, against the outstanding balance of the wraparound mortgage. Rental payments to the Partnership were reinstated beginning in April 1994.

      At the time of the original purchase of the shopping center, the Partnership entered into a lease agreement with the seller of the property for the operation and management of the property. The lease had an initial term of 30 years and two 5-year renewal options. This master lease agreement was classified as an operating lease and, therefore, rental income was reported when earned. Under the terms of the agreement, the Partnership received annual basic rent of $435,000. The Partnership also received contingent rent equal to the greater of (a) approximately 47.5% of annual increases to gross rental income over a specified base amount or (b) $43,000 annually. The agreement provided specifically that the manager pay all costs of operating the shopping center and all annual taxes, insurance and administrative expenses. The manager was further required to pay for all costs of repair and replacement required in connection with the shopping center.

     As discussed in Note 1, subsequent to year end, on October 12, 2000, the Partnership sold the wholly-owned Northeast Plaza Shopping Center to an unrelated third party for a gross sale price of $3,712,500. After deducting closing costs of $32,000, net property proration adjustments totalling $126,000 and the prepayment of the first mortgage debt and accrued interest secured by the property of approximately $758,000, the Partnership received net sale proceeds of approximately $2,796,000. The Partnership was entitled to 100% of these net sale proceeds because the master lease agreement which had covered the Northeast Plaza property had been terminated prior to the sale. As of August 1, 2000, the master lease agreement was terminated in return for the Partnership's release of the master lessee from any liability regarding the known environmental issues at the property (see Note 8). The Partnership will recognize a gain of approximately $445,000 for financial reporting purposes on the sale of the Northeast Plaza property in fiscal 2001 through the date of the Partnership's liquidation. As previously reported, the Partnership had been focusing on a sale of the Northeast Plaza Shopping Center, its remaining real estate investment, and a liquidation of the Partnership. With the sale of the Northeast Plaza property completed, the Partnership is currently proceeding with an orderly liquidation which will be completed prior to the end of calendar year 2000 (see Note 9).


5.  Joint Venture Partnerships
    --------------------------

      As of September 30, 2000 and 1999, the Partnership had no joint venture partnership investments. As discussed further below, on March 3, 1998, Boyer Lubbock Associates, a joint venture in which the Partnership had an interest, sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000.

      The Central Plaza joint venture was accounted for by using the equity method because the Partnership did not have a voting control interest in the venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint venture did not appear in the Partnership's financial statements. Condensed combined summary of operations of the joint venture for fiscal 1998 (through the date of the sale) follow.

                    Condensed Combined Summary of Operations
              For the period October 1, 1997 through March 3, 1998
                                 (in thousands)

                                                            1998
                                                            ----
   Revenues:
     Rental revenues and expense recoveries            $      444
     Interest income                                            8
                                                       ----------
                                                              452

   Expenses:
     Property operating expenses                              202
     Depreciation and amortization                            221
     Interest expense                                         182
                                                       ----------
                                                              605
                                                       ----------
   Operating income (loss)                                   (153)

   Gain on sale of operating investment property            5,567
                                                       ----------

   Net income                                          $    5,414
                                                       ==========

   Net income:
     Partnership's share of combined income            $    2,259
     Co-venturers' share of combined income                 3,155
                                                       ----------
                                                       $    5,414
                                                       ==========

                 Reconciliation of Partnership's Share of Income

                                                            1998
                                                            ----

   Partnership's share of income, as shown above       $    2,259
   Amortization of excess basis                               (23)
                                                       ----------
   Partnership's share of ventures' net income         $    2,236
                                                       ==========

   The Partnership's share of ventures' net income is presented as follows in the statements of operations (in thousands):

                                                            1998
                                                            ----

        Partnership share of ventures' income (loss)   $     (155)
        Partnership's share of gain on sale
          of operating investment property                  2,391
                                                       ----------
                                                       $    2,236
                                                       ==========

      A description of the joint venture's property and the terms of the joint venture agreement are summarized below.

Boyer Lubbock Associates
------------------------

      On June 30, 1981, the Partnership acquired an interest in Boyer Lubbock Associates, a Texas general partnership organized to purchase and operate Central Plaza, a 151,857 square foot shopping center in Lubbock, Texas. The Partnership was a general partner in the joint venture. The Partnership's co-venturer was an affiliate of The Boyer Company. The aggregate cash investment by the Partnership for its 50% interest was approximately $2,076,000 (including an acquisition fee of $225,000 paid to the Adviser). The Partnership's interest was acquired subject to an institutional nonrecourse first mortgage with a balance of approximately $4,790,000 at the time of closing. The venture's debt was originally scheduled to mature on December 1, 1994. During the first quarter of fiscal 1995, the venture obtained an extension of the maturity date from the lender to January 1, 1995. During the second quarter of fiscal 1995, the venture obtained a mortgage loan from a new lender which enabled the venture to repay, in full, this maturing obligation. The new loan, in the initial principal amount of $4,200,000, bore interest at a rate of 10% per annum. Monthly payments of principal and interest of approximately $37,000 were due until maturity in January 2002.

      On March 3, 1998, Boyer Lubbock Associates sold the Central Plaza Shopping Center to an unrelated third party for a net price of $8,350,000. The Partnership received proceeds of approximately $2,199,000 after the buyer's assumption of the outstanding first mortgage loan of $4,122,000, closing costs and proration adjustments of $232,000, and the co-venture partner's share of the proceeds of $1,797,000. In addition, the Partnership received $82,000 upon the liquidation of the joint venture, which represented its share of the net cash flow from operations through the date of the sale. As a result of this transaction, the Partnership made a Special Distribution to the Limited Partners of approximately $2,284,000, or $106 per original $1,000 investment, on April 3, 1998. The Partnership recognized a gain of $2,391,000 (net of the write-off of unamortized excess basis of $19,000) during fiscal 1998 in connection with this sale transaction. The amount of the gain represents the difference between the net proceeds received and the equity method carrying value of the Partnership's investment in the Central Plaza joint venture as of the date of the sale.

      The joint venture agreement between the Partnership and the co-venturer provided that from available cash flow the Partnership would receive an annual preference, payable monthly, of $171,000, and the co-venturer would receive the remaining distributable cash up to a maximum of $120,000. Additional cash flow was to be distributed equally to the Partnership and the co-venturer. The Partnership received total cash distributions (including sales proceeds) of $2,451,000 during the year ended September 30, 1998.

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

      The Central Plaza property was co-managed by an affiliate of the co-venturer and an unrelated third party. For the period from October 1, 1997 through the date of sale (March 3, 1998) the affiliate of the co-venturer earned fees of $16,000.


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


7.  Mortgage Note Payable
    ---------------------

      The mortgage note payable at September 30, 2000 and 1999 was secured by the Partnership's wholly-owned Northeast Plaza Shopping Center. On March 29, 1994, the Partnership refinanced the existing wraparound mortgage note secured by Northeast Plaza, which had been in default for over two years, with a new loan issued by the prior underlying first mortgage lender. The new loan, in the initial principal amount of $1,722,000, had a term of five years and bore interest at a fixed rate of 9% per annum. Monthly principal and interest payments of approximately $22,000 were due until maturity on March 29, 1999. While the maturity date of the existing first mortgage loan was March 29, 1999, this date was extended by the lender in February 1999 to June 29, 1999 to allow for the master-lessee to complete its planned refinancing and acquisition of the Partnership's interest in the property. During the first quarter of fiscal 1999, the Partnership had entered into an agreement to sell Northeast Plaza to the master lessee in conjunction with a refinancing of the first mortgage debt secured by the property. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As discussed further in Note 8, the master-lessee was unable to secure a commitment for financing because of an environmental issue, which resulted in the termination of the purchase agreement. On July 16, 1999, the lender issued a default notice as of June 29, 1999 and assessed default interest at a rate of 25% per annum on the outstanding balance of approximately $998,000. On August 31, 1999, the Partnership and the lender executed a forbearance agreement. Under the forbearance agreement, the lender agreed not to foreclose or exercise any remedy available to it under the loan agreement until December 15, 1999. The Partnership agreed to pay a $35,000 extension fee; $10,000 of which was paid on August 31, 1999 and $25,000 of which was payable by December 15, 1999. Under the forbearance agreement, interest accrued at a rate of 18% on the unpaid principal balance. Monthly principal and interest payments were increased to $30,000 beginning August 31, 1999. On January 20, 2000, the lender agreed to extend the forbearance agreement to June 30, 2000. Interest continued to accrue on the unpaid principal balance at a rate of 18%, and monthly principal and interest payments remained at $30,000 during this extension period. In return for the extension, the Partnership agreed to pay the $25,000 fee which was payable on December 15, 1999 plus an additional extension fee of $10,000 to be payable in the event that the loan was not repaid in full by June 30, 2000. As of September 30, 2000, the loan had not been repaid because the environmental issues affecting the property (as discussed further in Note 8) had delayed the Partnership's plans to market and sell the shopping center. As a result, the loan was technically in default as of September 30, 2000. As discussed further in Note 4, the Northeast Plaza property was sold subsequent to year-end, on October 12, 2000, and the first mortgage loan was repaid in full in connection with this transaction. The lender agreed to accept interest at a rate of 18% per annum through the date of the repayment. It is impracticable for the Partnership to estimate the fair value of this debt obligation as of September 30, 2000 and 1999 as a result of its default status.


8.  Legal Proceedings and Related Contingencies
    -------------------------------------------

      Management believed that the Partnership's efforts to sell or refinance the Northeast Plaza property from fiscal 1991 through fiscal 1998 were impeded by potential buyer and lender concerns of an environmental nature with respect to the property. During 1990, it was discovered that certain underground storage tanks at a Mobil service station located adjacent to the shopping center had leaked and contaminated the ground water in the vicinity of the station. Since the time that the contamination was discovered, Mobil has investigated the leak and is progressing with efforts to remedy the soil and ground water contamination under the supervision of the Florida Department of Environmental Protection, which has approved Mobil's remedial action plan. During fiscal 1990, the Partnership had obtained a formal indemnification agreement from Mobil Oil Corporation in which Mobil agreed to bear the cost of all damages and required clean-up expenses. Furthermore, Mobil indemnified the Partnership against its inability to sell, transfer or obtain financing on the property because of the contamination. Subsequent to the discovery of the contamination, the Partnership experienced difficulty in refinancing the mortgages on the property that matured in 1991. The existence of contamination on the property impacted the Partnership's ability to obtain standard market financing. Ultimately, the Partnership was able to refinance its first mortgage at a substantially reduced loan-to-value ratio. In addition, the Partnership was unable to sell the property at an uncontaminated market price. The Partnership also retained outside counsel and environmental consultants to review Mobil's remediation efforts and incurred significant out-of-pocket expenses in connection with this situation. Despite repeated requests by the Partnership for compensation under the terms of the indemnification agreement, Mobil disagreed as to the extent of the indemnification and refused to compensate the Partnership for any of its damages.

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

      During the quarter ended December 31, 1998, the Partnership negotiated a contract to sell the Northeast Plaza property to the master lessee at a net price which the Partnership believed reflected only a small deduction for the stigma associated with the Mobil contamination. The agreement was signed on November 29, 1998 and was contingent on the master-lessee's ability to obtain a commitment for sufficient financing by January 29, 1999 to pay the Partnership for its ownership interest. This financing commitment date was subsequently extended to April 19, 1999. As noted below, the master-lessee was unable to secure a commitment for financing because of an unrelated environmental issue, which resulted in the termination of the purchase agreement. The appeal of the Mobil litigation was stayed until mid-December 1999 pending the resolution of this potential sale transaction. During the quarter ended December 31, 1999, the Partnership proposed a settlement agreement which resulted in a dismissal of the appeal of its damages claims against Mobil with both parties bearing their own costs and attorneys' fees. Under the terms of the settlement agreement, which was finalized in September 2000, Mobil remained subject to the injunctive order, and the cleanup was to proceed as set forth in the court order.

     As previously reported, during the quarter ended June 30, 1999 the Partnership was notified by the Northeast Plaza Shopping Center master-lessee of the presence of groundwater contamination at the Shopping Center which appeared to have been caused by the operation of dry cleaning equipment at the Center. On December 13, 1999, the Partnership submitted a Site Assessment Report to the state regulatory authority that confirmed the presence of the contamination, described the location of elevated contaminant concentrations, and outlined an initial analysis of remedial alternatives based on preliminary reports obtained from the master-lessee and work performed by the Partnership's own environmental consultants. On April 6, 2000, the Partnership submitted a Supplemental Site Assessment Report further defining the nature and extent of the contamination. In early May 2000, the Partnership's environmental consultant prepared a Remedial Action Plan and submitted the Plan to the state regulatory authority for review and approval. During the fourth quarter of fiscal 2000, the Plan was effectively approved by the state regulatory authority subject to the execution of a voluntary cleanup agreement with the state. The Partnership's environmental consultant had proposed to implement the Plan at a cost of approximately $1.2 million.

     However, while awaiting the approval of the Plan, the Partnership had also initiated efforts to market and sell the Northeast Plaza property on terms that would allocate to the purchaser responsibility for pre-existing environmental conditions. In July 2000, the Partnership distributed four sales packages to prospective purchasers who were targeted as potential buyers of property with pre-existing environmental conditions. As a result of that effort, three offers were received. After evaluating the offers and the strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was subsequently negotiated and signed on August 31, 2000 with this prospective third-party buyer. After completing its due diligence work in September 2000, the prospective buyer made two non-refundable deposits totalling $200,000 (of which $150,000 remained in escrow as of September 30, 2000). As described further in Note 4, on October 12, 2000 the sale transaction closed. In accordance with the Northeast Plaza purchase and sale agreement, all liabilities associated with the pre-existing environmental conditions at the property were transferred to the buyer at the time of the sale, and the buyer agreed to indemnify the Partnership against claims arising from known environmental problems. In addition, for the purpose of addressing risks relating to cleanup cost overruns and any unknown environmental conditions, the buyer purchased environmental insurance under which the Partnership is included as an additional insured. As a result, the Partnership is free to proceed with its planned liquidation which will be completed prior to the end of calendar year 2000.

     The Partnership had accrued a liability of $1 million during fiscal 1999 to cover expected legal and environmental testing and remediation costs regarding the Northeast Plaza dry cleaner contamination based on the preliminary reports obtained from the master-lessee and the initial work performed by the Partnership's own environmental consultants. Based on the preliminary feedback from the state regulatory authority on the Site Assessment Report, the Partnership believed that the scope fo the remediation work would be broader than originally expected. As a result, during the quarter ended December 31, 1999, the Partnership accrued an additional liability of $300,000. Based on the final cost estimates of the environmental consultant, the Partnership accrued another $350,000 of environmental remediation expenses during the quarter ended June 30, 2000, bringing the total accrued expenses to $1,650,000. Through September 30, 2000, the Partnership had incurred actual legal and environmental testing expenses of $465,000 in connection with this situation (including $386,000 incurred in fiscal 2000). The remaining balance of the accrued liability of $1,185,000 is included in the balance of accrued expenses on the accompanying balance sheet as of September 30, 2000. As noted above, the Partnership was indemnified by the buyer of Northeast Plaza against claims arising from the known environmental problems at the property and was named as an additional insured on an insurance policy purchased by the buyer which covers potential cleanup cost overruns and any unknown environmental conditions. Since the Partnership has no further liability for any environmental expenses under the terms of the Northeast Plaza sale agreement, the remaining balance of the accrued liability of $1,185,000 will be recovered on the Partnership's income statement for period ending December 31, 2000.


9.  Subsequent Event
    ----------------

     On November 15, 2000, the Partnership made a Final Liquidating Distribution of $2,451,000 to the Limited Partners and $375,000 to the General Partner as a result of the sale of the Northeast Plaza Shopping Center (see Note 4). The Final Distribution amount of approximately $2,451,000, or $113.74 per original $1,000 investment, was comprised of $94.74 from the sale of the Northeast Plaza property and $19.00 of remaining Partnership reserves. The difference between the sum of the net proceeds received from the sale of Northeast Plaza, of $2,922,000 (prior to property proration adjustments), and the net assets of the Partnership as of September 30, 2000 (excluding the historical cost basis of the operating investment property, the accrued environmental liability described in
Note 8 and the mortgage note payable repaid as part of the sale transaction), of $341,000, and the amount of the Liquidating Distribution, of $2,826,000, totals $437,000. This difference is comprised of the disposition fee of $380,000 paid to the Partnership's Adviser in connection with the liquidation (see Note 3), additional Partnership operating and liquidating expenses of $41,000 and a net operating loss from the Northeast Plaza property for the period from October 1, 2000 through the date of the sale, of $25,000, net of additional interest income of $9,000. Such Partnership expenses include $1,000 paid to Mitchell Hutchins for managing the Partnership's cash assets through its liquidation and $30,000 paid to an affiliate of the General Partner for providing certain financial, accounting and investor communication services through the Partnership's liquidation date (see Note 3).

Schedule III - Real Estate and Accumulated Depreciation

                   PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                     Schedule of Real Estate and Accumulated Depreciation
                                     September 30, 2000
                                       (In thousands)


                                                                                                                       Life on Which
                        Initial Cost to      Costs          Gross Amount at Which Carried at                           Depreciation
                          Partnership        Capitalized           Close of period                                     in Latest
                               Buildings     (Removed)            Buildings                                            Income
                               and           Subsequent to        and               Accumulated  Date of      Date     Statement
Description Encumbrances Land  Improvements  Acquisition    Land Improvements Total Depreciation Construction Acquired is Computed
----------- ------------ ----  ------------  -----------    ---- ------------ ----- ------------ ------------ -------- -----------

Shopping Center
Sarasota,
Florida            $755   $950   $1,930       $2,158         $950  $4,088      $5,038   $1,797    1964 - 1978  9/25/81  40 years
                   ====   ====   ======       ======         ====  ======      ======   ======

Notes:
------

(A) The  aggregate  cost of real estate owned at September  30, 2000 for Federal income tax purposes is approximately  $5,038.
(B) See Notes 4 and 7 to Financial Statements.
(C) Reconciliation of real estate owned:

                                                   2000          1999          1998
                                                   ----          ----          ----

Balance at beginning of year                     $ 5,038       $ 5,038       $ 5,038
Improvements                                           -             -             -
                                                 -------       -------       -------
Balance at end of year                           $ 5,038       $ 5,038       $ 5,038
                                                 =======       =======       =======

(D) Reconciliation of accumulated depreciation:

Balance at beginning of year                     $ 1,695       $ 1,593       $ 1,491
Depreciation expense                                 102           102           102
                                                 -------       -------       -------
Balance at end of year                           $ 1,797       $ 1,695       $ 1,593
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



                                   /s/ ERNST & YOUNG LLP
                                   ---------------------
                                   ERNST & YOUNG LLP






Boston, Massachusetts
April 22, 1998

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                               September 30, 1997
                                 (In thousands)


                                     Assets
                                     ------

                                                                       1997
                                                                       ----
Current assets:
   Cash and cash equivalents                                       $      378
   Escrowed funds, principally for payment of real
     estate taxes                                                         307
   Accounts receivable                                                     67
   Note receivable                                                         40
   Prepaid expenses                                                         1
                                                                   ----------
      Total current assets                                                793

Operating investment properties:
   Land                                                                   967
   Buildings, improvements and equipment                                5,587
                                                                   ----------
                                                                        6,554
   Less accumulated depreciation                                       (4,061)
                                                                   ----------
          Net operating investment properties                           2,493

Deferred expenses, net of accumulated amortization
  of $243                                                                 203
                                                                   ----------
                                                                   $    3,489
                                                                   ==========

                       Liabilities and Venturers' Deficit
                       ----------------------------------

Current liabilities:
   Accounts payable                                                $       23
   Distributions payable to venturers                                     275
   Accrued interest                                                        34
   Accrued real estate taxes                                              106
   Long-term debt - current portion                                        31
                                                                   ----------
      Total current liabilities                                           469

Tenant security deposits                                                    9

Long-term debt                                                          4,104

Venturers' deficit                                                     (1,093)
                                                                   ----------
                                                                   $    3,489
                                                                   ==========


                             See accompanying notes.

                           COMBINED JOINT VENTURES OF
            PAINE WEBBER INCOME PROPERTIES THREE LIMITED PARTNERSHIP

    COMBINED STATEMENTS OF INCOME AND CHANGES IN VENTURERS' CAPITAL (DEFICIT)
              For the period October 1, 1998 through March 3, 1998
                      and the year ended September 30, 1997
                                 (In thousands)

                                                 1998               1997
                                                 ----               ----
Revenues:
   Rental income                             $    398            $ 2,515
   Reimbursements from tenants                     46                717
   Interest and other income                        8                 25
                                             --------            -------
                                                  452              3,257

Expenses:
   Interest expense                               182              1,179
   Depreciation expense                            29                266
   Real estate taxes                               71                408
   Management fees                                 16                101
   Ground rent                                      -                 96
   Repairs and maintenance                         58                372
   Insurance                                        -                 28
   Utilities                                       15                 59
   General and administrative                      36                 57
   Other                                            6                  -
   Amortization expense                           192                 18
                                             --------            -------
                                                  605              2,584
                                             --------            -------

Operating income (loss)                          (153)               673

Gain on sale of operating investment
  property                                      5,567                  -
                                             --------            -------

Net income                                      5,414                673

Distributions to venturers                     (4,321)              (621)

Reduction in combined capital due to
  sale of joint venture interest (Note 3)           -             (4,859)

Venturers' capital (deficit), beginning
  of year                                      (1,093)             3,714
                                             --------            -------

Venturers' capital (deficit), end of year    $      -            $(1,093)
                                             ========            =======











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

      The dates of PWIP3's acquisition of interests in the joint ventures are as follows:

                                        Date of Acquisition
                   Joint Venture           of Interest
                   -------------        -------------------

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

      a.  Boyer Lubbock Associates
      ----------------------------

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

      b.  Pine Trail Partnership
      --------------------------

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